Form 10-Q
period 1996-03-31
F 1000 FUTURES FUND LP SERIES VIII
filed 1996-05-15
CIK 883573

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996
                      --------------

Commission File Number 0-21584
                       -------

                      F-1000 FUTURES FUND L.P., SERIES VIII
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                            13-3653624
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
- --------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---

                      F-1000 FUTURES FUND L.P., SERIES VIII
                                    FORM 10-Q
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - Financial Information:

           Item 1.       Financial Statements:

                         Statements of Financial Condition at
                         March 31, 1996 and December 31, 1995              3

                         Statements of Income and Expenses and
                         Partners' Capital for the Three Months
                         ended March 31, 1996 and 1995                     4

                         Notes to Financial Statements                   5 - 6

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      7 - 8

PART II - Other Information                                                9

                                     PART I

                          Item 1. Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1996             1995
                                                                                       ---------       ------------
                                                                                      (Unaudited)

                                     ASSETS
Equity in commodity futures trading account:
  Cash and cash equivalents                                                          $ 4,255,364       $ 4,875,415
  Net unrealized appreciation
   on open futures contracts                                                             208,429           548,938
  Zero Coupons, $14,531,000 and $15,667,000
   principal amount in 1996 and 1995, respectively, due November 15, 1998 at market value (amortized cost $12,385,425 and $13,152,838,
   respectively)                                                                      12,469,487        13,498,060
                                                                                     -----------       -----------
                                                                                      16,933,280        18,922,413

Receivable from SB on sale of Zero Coupons                                               974,069         1,235,765
Interest receivable                                                                       13,774            17,101
                                                                                     -----------       -----------
                                                                                     $17,921,123       $20,175,279
                                                                                     ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                                                        $    40,215       $    47,283
  Management fees                                                                          9,394            11,045
  Incentive fees                                                                                            24,878
  Other                                                                                   50,037            36,095
  Redemptions payable                                                                  1,292,223         1,682,868
                                                                                     -----------       -----------
                                                                                       1,391,869         1,802,169
                                                                                     -----------       -----------

Partners' Capital

General Partner, 175 Unit
  equivalents outstanding in 1996 and 1995                                               199,066           205,228
Limited Partners, 14,356 and 15,492
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                                                        16,330,188        18,167,882
                                                                                     -----------       -----------
                                                                                      16,529,254        18,373,110
                                                                                     -----------       -----------
                                                                                     $17,921,123       $20,175,279
                                                                                     ===========       ===========

See Notes to Financial Statements.

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                       THREE-MONTHS            THREE-MONTHS
                                                                          ENDED                    ENDED
                                                                        MARCH 31,                MARCH 31,
                                                                           1996                    1995
                                                                       ------------            ------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions                          $   (22,791)            $   644,999
  Change in unrealized gains/losses on
   open positions                                                         (340,509)               (475,779)
                                                                       -----------             -----------

                                                                          (363,300)                169,220
Less, brokerage commissions and clearing
  fees ($3,649 and $5,823, respectively)                                  (131,817)               (177,983)
                                                                       -----------             -----------

  Net realized and unrealized losses                                      (495,117)                 (8,763)
  Realized gains (losses) on sale of Zero Coupons                            5,720                 (50,137)
  Unrealized appreciation (depreciation)
   on Zero Coupons                                                        (261,160)                553,684
  Interest income                                                          243,859                 305,276
                                                                       -----------             -----------
                                                                          (506,698)                800,060
                                                                       -----------             -----------
Expenses:

  Management fees                                                           28,485                  36,583
  Other                                                                     16,450                  16,381
                                                                       -----------             -----------
                                                                            44,935                  52,964
                                                                       -----------             -----------

  Net income  (loss)                                                      (551,633)                747,096
  Redemptions                                                           (1,292,223)             (1,865,710)
                                                                       -----------             -----------

  Net decrease in Partners' capital                                     (1,843,856)             (1,118,614)

Partners' capital, beginning of period                                  18,373,110              21,190,164
                                                                       -----------             -----------

Partners' capital, end of period                                        16,529,254              20,071,550
                                                                       ===========             ===========
Net Asset Value per Unit
  (14,531 and 18,633  Units outstanding at
  March 31, 1996 and 1995, respectively)                               $  1,137.52             $  1,077.20
                                                                       ===========             ===========
Net income (loss) per Unit of Limited Partnership Interest
  and General Partnership Unit equivalent                              $    (35.21)            $     36.68
                                                                       ===========             ===========

                      F-1000 FUTURES FUND L.P., SERIES VIII
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

General

         F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership organized under the laws of the State of New York on January 16, 1992 to engage in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options, and commodity futures contracts, including futures contracts on U.S. Treasuries and other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its initial assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program whose payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account. The Partnership commenced trading on August 18, 1992.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by Chesapeake Capital Corporation, EMC Capital Management, Inc. and Willowbridge Associates (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES VIII
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Continued)

Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                    -------------------------------------
                                       1996                       1995
                                    ----------                 ----------
Net realized and unrealized
 losses                             $  (31.61)                 $   (0.43)

Realized and unrealized
 gains (losses) on Zero
 Coupons                               (16.30)                     24.73

Interest income                         15.57                      14.98

Expenses                                (2.87)                     (2.60)
                                    ---------                  ---------
Increase (decrease) for
 period                                (35.21)                     36.68

Net Asset Value per Unit,
 beginning of period                 1,172.73                   1,040.52
                                    ---------                  ---------
Net Asset Value per Unit,
 end of period                      $1,137.52                  $1,077.20
                                    =========                  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1996.

         The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1996, Partnership capital decreased 10.0% from $18,373,110 to $16,529,254. This decrease was attributable to the redemption of 1,136 Units, resulting in an outflow of $1,292,223 coupled with a net loss from operations of $551,633 during the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 3.0% from $1,172.73 to $1,137.52, as compared to the first quarter of 1995 in which the net asset value per Unit increased 3.5%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $363,300. These losses were primarily attributable to the trading of commodity futures in agricultural products, energy products, stock indices, interest rates, and precious metals contracts and were partially offset by gains realized in foreign currency trading. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $169,220. Realized gains were incurred in the trading of commodity futures in agricultural products, precious metals, stock indices and foreign currencies and were partially offset by losses realized in energy products and interest rates.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1996 decreased by $61,417 as compared to the corresponding period in 1995 primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash coupled with a decrease in interest rates in the first quarter of 1996 as compared to the first quarter of 1995.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $46,146 as compared to the corresponding period in 1995.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 decreased by $8,098 as compared to the corresponding period in 1995.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F-1000 FUTURES FUND L.P., SERIES VIII
- -------------------------------------

By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)

By:      /s/ David J. Vogel, President
         ------------------------------------
         David J. Vogel, President

Date:    5/10/96
         --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)

By:      /s/ David J. Vogel, President
         ------------------------------------
         David J. Vogel, President

Date:    5/10/96
         --------------------

By       /s/ Daniel A. Dantuono
         ------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:    5/10/96
         --------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule