Form 10-Q
period 1996-06-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1996-08-14
CIK 883573

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

Commission File Number 0-21584

                      F-1000 FUTURES FUND L.P., SERIES VIII
             (Exact name of registrant as specified in its charter)


      New York                                         13-3653624
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                     F-1000 FUTURES FUND L.P., SERIES VIII
                                   FORM 10-Q
                                     INDEX

                                                                      Page
                                                                     Number



PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statements of Financial Condition at
                 June 30, 1996 and December 31, 1995                    3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Six
                 Months ended June 30, 1996 and 1995                    4

                 Notes to Financial Statements                        5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENTS OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                           1996         1995
ASSETS
                                                       -----------  ------------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 4,332,133   $ 4,875,415
  Net unrealized appreciation
   on open futures contracts                               106,670       548,938
  Zero Coupons, $14,075,000 and $15,667,000
   principal amount in 1996 and 1995, respectively,
   due November 15, 1998 at market value
   (amortized cost $12,180,012 and $13,152,838,
   respectively)                                        12,168,682    13,498,060
                                                       -----------   -----------

                                                        16,607,485    18,922,413

Receivable from SB on sale of Zero Coupons                 393,966     1,235,765
Interest receivable                                         13,647        17,101
                                                       -----------   -----------

                                                       $17,015,098   $20,175,279
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL




Liabilities:

 Accrued expenses:
  Commissions                                          $    38,743   $    47,283
  Management fees                                            9,052        11,045
  Incentive fees                                             6,076        24,878
  Other                                                     33,533        36,095
  Redemptions payable                                      531,213     1,682,868
                                                       -----------   -----------

                                                           618,617     1,802,169
                                                       -----------   -----------
Partners' Capital

General Partner, 175 Unit
  equivalents outstanding in 1996
  and 1995, respectively                                   203,864       205,228
Limited Partners, 13,900 and 15,492
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                          16,192,617    18,167,882
                                                       -----------   -----------

                                                        16,396,481    18,373,110
                                                       -----------   -----------

                                                       $17,015,098   $20,175,279
                                                       ===========   ===========
See Notes to Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENTS OF INCOME AND EXPENSES IN PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                       THREE-MONTHS ENDED                  SIX-MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                -------------      ------------      ------------      ------------
                                                                     1996             1995               1996             1995
                                                                -------------      ------------      ------------      ------------
Income:
  Net gains (losses) on trading of
   commodity futures:
  Realized gains on closed positions                             $    540,963      $  1,424,810      $    518,172      $  2,069,809
  Change in unrealized gains / losses on
   open positions                                                    (101,759)         (198,830)         (442,268)         (674,609)
                                                                 ------------      ------------      ------------      ------------

                                                                      439,204         1,225,980            75,904         1,395,200
Less, brokerage commissions and clearing
  fees ($3,240 $5,772, $6,889
   and $11,595 respectively)                                         (127,644)         (181,435)         (259,461)         (359,418)
                                                                 ------------      ------------      ------------      ------------

  Net realized and unrealized gains (losses)                          311,560         1,044,545          (183,557)        1,035,782
  Realized gains(losses) on sale of Zero Coupons                         (731)            2,483             4,989           (47,654)
  Unrealized appreciation (depreciation)
   on Zero Coupons                                                    (95,392)          554,338          (356,552)        1,108,022
  Interest income                                                     231,976           295,665           475,835           600,941
                                                                 ------------      ------------      ------------      ------------
                                                                      447,413         1,897,031           (59,285)        2,697,091

                                                                 ------------      ------------      ------------      ------------
Expenses:
  Incentive fees                                                        6,076           147,848             6,076           147,848
  Management fees                                                      27,723            39,069            56,208            75,652
  Other                                                                15,174            15,561            31,624            31,942
                                                                 ------------      ------------      ------------      ------------
                                                                       48,973           202,478            93,908           255,442

                                                                 ------------      ------------      ------------      ------------
  Net income (loss)                                                   398,440         1,694,553          (153,193)        2,441,649
   Redemptions                                                       (531,213)         (616,783)       (1,823,436)       (2,482,493)

                                                                 ------------      ------------      ------------      ------------
    Net increase (decrease) in Partners' capital                     (132,773)        1,077,770        (1,976,629)          (40,844)

Partners' capital, beginning of period                             16,529,254        20,071,550        18,373,110        21,190,164
                                                                 ------------      ------------      ------------      ------------

Partners' capital, end of period                                   16,396,481        21,149,320        16,396,481        21,149,320
                                                                 ------------      ------------      ------------      ------------

Net Asset Value per Unit
  (14,075 and 18,105 Units
  outstanding at June 30,
  1996 and 1995 respectively)                                    $   1,164.94      $   1,168.15      $   1,164.94      $   1,168.15
                                                                 ------------      ------------      ------------      ------------


Net Income (Loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent               $      27.42      $      90.95      $      (7.79)     $     127.63
                                                                 ------------      ------------      ------------      ------------

See Notes to Financial Statements.

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

1.   General:

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Continued)

2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1996        1995          1996        1995
                               ---------    ---------    ---------    ---------

Net realized and unrealized
 gains (losses)                $   21.45    $   56.05    $  (10.16)   $   55.62
Realized and unrealized
 gains (losses) on Zero
 coupons                           (6.62)       29.88       (22.92)       54.61
Interest income                    15.96        15.87        31.53        30.85
Expenses                           (3.37)      (10.85)       (6.24)      (13.45)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            27.42        90.95        (7.79)      127.63

Net Asset Value per Unit,
  beginning of period           1,137.52     1,077.20     1,172.73     1,040.52
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,164.94    $1,168.15    $1,164.94    $1,168.15
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $106,670 and the average fair value during the six months then ended, based on monthly calculation, was $269,679.

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $19,124,899 and $17,939,692, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $106,670, as detailed below.

                                      NOTIONAL OR CONTRACTUAL           NET
                                       AMOUNT OF COMMITMENTS         UNREALIZED
                                  TO PURCHASE       TO SELL          GAIN/(LOSS)
                                  -----------       -----------      -----------

Currencies:
- - Exchange Traded contracts       $ 3,311,842       $ 6,134,537        $ (7,378)
- - OTC Contracts                        33,500            33,500               0
Energy                              1,369,726                 0          71,074
Grains                              1,480,955                 0         (59,126)
Interest Rates US                   1,331,613         1,389,116          (6,566)
interest Rates Non-US               8,030,786         6,721,953          25,851
Livestock                             517,150                 0           3,230
Metals                              1,413,826         3,435,211          68,244
Softs                                 591,268           225,375          (4,088)
Indices                             1,044,233                 0          15,429
                                  -----------       -----------        --------

Totals                            $19,124,899       $17,939,692        $106,670
                                  ===========       ===========        ========


5. Subsequent event:

     EMC Capital Management was terminated as an Advisor effective July 1, 1996. The General Partner has added TrendLogic Associates, Inc. as an Advisor to the Partnership effective July 1, 1996.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 10.8% from $18,373,110 to $16,396,481. This decrease was attributable to the redemption of 1,592 Units, resulting in an outflow of $1,823,436 coupled with a net loss from operations of $153,193 during the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 2.4% from $1,137.52 to $1,164.94, as compared to the second quarter of 1995 in which the net asset value per Unit increased 8.4%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $439,204. These gains were primarily attributable to the trading of commodity futures in agricultural products, currencies, energy products, indices and metals contracts which were partially offset by losses recognized in interest rates trading. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $1,225,980. Gains were recognized in the trading of commodity futures in indices, interest rates and currencies and were partially offset by losses incurred in energy products, agricultural products and metals.

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

     Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1996 decreased by $63,689 and $125,106, respectively, as compared to the corresponding periods in 1995 primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash coupled with a decrease in interest rates in the first and second quarters of 1996 as compared to 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1996 decreased by $53,791 and $99,957, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $11,346 and $19,444, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1996 resulted in a decrease in incentive fees of $141,772, as compared to the corresponding periods in 1995.

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

F-1000 FUTURES FUND L.P., SERIES VIII


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -----------------------------
        David J. Vogel, President

Date:   8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -----------------------------
        David J. Vogel, President


Date:   8/14/96


By:     /s/ Daniel A. Dantuono
        -----------------------------
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:   8/14/96