Form 10-Q
period 1996-09-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1996-11-14
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

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

                                                                      Page
                                                                     Number



PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statements of Financial Condition at
                 September 30, 1996 and December 31, 1995               3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Nine
                 Months ended September 30, 1996 and 1995               4

                 Notes to Financial Statements                        5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENTS OF FINANCIAL CONDITION


                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996         1995
                                                       -----------   -----------
ASSETS
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 3,638,791   $ 4,875,415
  Net unrealized appreciation
   on open futures contracts                               388,713       548,938
  Zero Coupons, $13,518,000 and $15,667,000
   principal amount in 1996 and 1995, respectively,
   due November 15, 1998 at market value
   (amortized cost $11,878,702 and $13,152,838,
   respectively)                                        11,884,890    13,498,060
  Commodity options owned, at market value
   (cost  $44,076 )                                         30,267             -
                                                       -----------   -----------
                                                        15,942,661    18,922,413

Receivable from SB on sale of Zero Coupons                 489,603     1,235,765
Interest receivable                                         12,070        17,101
                                                       -----------   -----------


                                                       $16,444,334   $20,175,279
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Commissions                                           $   36,396   $    47,283
  Management fees                                            8,504        11,045
  Incentive fees                                                 -        24,878
  Other                                                     36,614        36,095
  Redemptions payable                                      647,535     1,682,868
                                                       -----------   -----------


                                                           729,049     1,802,169
                                                       -----------   -----------
Partners' Capital

General Partner, 175 Unit
  equivalents outstanding in 1996 and
  1995, respectively                                       203,444       205,228
Limited Partners, 13,343 and 15,492
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                          15,511,841    18,167,882
                                                       -----------   -----------

                                                        15,715,285    18,373,110
                                                       -----------   -----------

                                                       $16,444,334   $20,175,279
                                                       ===========   ===========
See Notes to Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                             THREE-MONTHS ENDED            NINE-MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,

                                                                       ----------------------------    -----------------------------
                                                                           1996            1995            1996            1995

                                                                       ------------    ------------    ------------    -------------
Income:
  Net gains (losses) on trading of
   commodity futures:
  Realized gains (losses) on closed positions                          $   (387,437)   $   (720,531)   $    130,735    $  1,349,278
  Change in unrealized gains / losses on
   open positions                                                           268,234        (382,006)       (174,034)     (1,056,615)

                                                                       ------------    ------------    ------------    -------------

                                                                           (119,203)     (1,102,537)        (43,299)        292,663
Less, brokerage commissions and clearing
  fees ($3,293, $4,810, $10,182
  and $16,405 respectively)                                                (116,914)       (138,057)       (376,375)       (497,475)

                                                                       ------------    ------------    ------------    -------------

  Net realized and unrealized losses                                       (236,117)     (1,240,594)       (419,674)       (204,812)
  Realized gains (losses) on sale of Zero Coupons                               138           3,643           5,127         (44,011)
  Unrealized appreciation (depreciation)
   on Zero Coupons                                                           17,518         (29,469)       (339,034)      1,078,553
  Interest income                                                           225,988         285,271         701,823         886,212

                                                                       ------------    ------------    ------------    -------------
                                                                              7,527        (981,149)        (51,758)       1,715,942

                                                                       ------------    ------------    ------------    -------------

Expenses:
  Management fees                                                            25,232          29,050          81,440         104,702
  Other                                                                      15,956          15,731          47,580          47,673
  Incentive fees                                                                  -               -           6,076         147,848


                                                                       ------------    ------------    ------------    -------------
                                                                             41,188          44,781         135,096          300,223

                                                                       ------------    ------------    ------------    -------------

  Net income (loss)                                                         (33,661)     (1,025,930)       (186,854)      1,415,719
  Redemptions                                                              (647,535)     (1,114,814)     (2,470,971)     (3,597,307)

                                                                       ------------    ------------    ------------    -------------

  Net decrease in Partners' capital                                        (681,196)     (2,140,744)     (2,657,825)     (2,181,588)

Partners' capital, beginning of period                                   16,396,481      21,149,320      18,373,110      21,190,164

                                                                       ============    ============    ============    =============

Partners' capital, end of period                                       $ 15,715,285    $ 19,008,576    $ 15,715,285    $ 19,008,576
                                                                       ============    ============    ============    =============
Net Asset Value per Unit
  (13,518 and 17,102 Units
  outstanding at September 30,
  1996 and 1995, respectively)                                         $   1,162.54    $   1,111.48    $   1,162.54    $   1,111.48
                                                                       ============    ============    ============    =============


Net Income (Loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                     $      (2.40)   $     (56.67)   $     (10.19)   $      70.96
                                                                       ============    ============    ============    =============


See Notes to Financial Statements.

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by Chesapeake Capital Corporation, TrendLogic Associates, Inc. and Willowbridge Associates (collectively, the "Advisors"). EMC Capital Management was terminated as an Advisor effective July 1, 1996. The General Partner has added TrendLogic Associates, Inc. as an Advisor to the Partnership effective July 1, 1996.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                 (Continued)

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                  THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                    SEPTEMBER  30,           SEPTEMBER 30,
                                  1996         1995        1996        1995
                                  ----         ----        ----        ----

Net realized and unrealized
 losses                        $  (16.77)   $  (68.52)   $  (26.95)   $  (12.90)
Realized and unrealized
 gains (losses) on Zero
 coupons                            1.25        (1.43)      (21.66)       53.18
Interest income                    16.06        15.76        47.59        46.60
Expenses                           (2.94)       (2.48)       (9.17)      (15.92)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            (2.40)      (56.67)      (10.19)       70.96

Net Asset Value per Unit,
  beginning of period           1,164.94     1,168.15     1,172.73     1,040.52
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,162.54    $1,111.48    $1,162.54    $1,111.48
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $418,980 and the average fair value during the nine months then ended, based on monthly calculation, was $251,011.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $40,053,223 and $11,931,350, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $374,904, as detailed below.

                                      NOTIONAL OR CONTRACTUAL           NET
                                       AMOUNT OF COMMITMENT          UNREALIZED
                                     TO PURCHASE     TO SELL         GAIN/(LOSS)
                                     -----------     -------         -----------

Currencies:
- Exchange Traded contracts           $ 3,012,761    $ 5,428,271    $    47,044
- OTC Contracts                         1,773,978      2,226,316         (1,392)
Energy                                  1,349,443         44,300        107,719
Grains                                    772,923        259,299        (16,736)
Interest Rates-US                         717,188        661,025         10,200
interest Rates-Non US                  28,705,388        551,016        261,824
Livestock                                 860,990              0         (6,390)
Metals                                    655,211      2,298,309         31,126
Softs                                     787,347        155,189        (69,336)
Indices                                 1,417,994        307,625         10,845
                                      -----------    -----------    -----------

Totals                                $40,053,223    $11,931,350    $   374,904
                                      ===========    ===========    ===========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 14.5% from $18,373,110 to $15,715,285. This decrease was attributable to the redemption of 2,149 Units, resulting in an outflow of $2,470,971 coupled with a net loss from operations of $186,854 during the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the  Partnership's  third  quarter of 1996,  the net asset value per
Unit  decreased  0.2% from  $1,164.94  to  $1,162.54,  as  compared to the third quarter of 1995 in which the net asset value per Unit decreased 4.9%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1996 of $119,203. These losses were recognized in the trading of commodity futures in agricultural products, currencies, indices and metals and were partially offset by gains recognized in energy products and interest rates. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $1,102,537. Losses were recognized in the trading of commodity futures in indices, interest rates, currencies, energy products, agricultural products and metals.

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

     Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1996 decreased by $59,283 and $184,389, respectively, as compared to the corresponding periods in 1995 primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash coupled with a decrease in interest rates in 1996 as compared to 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 decreased by $21,143 and $121,100, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $3,818 and $23,262, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended September 30, 1996 or 1995. Trading performance for the nine months ended September 30, 1996 resulted in a decrease in incentive fees of $141,772, as compared to the nine months ended September 30, 1995.

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


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/11/96