Form 10-K
period 1996-12-31
F 1000 FUTURES FUND LP SERIES VIII
filed 1997-03-27
CIK 883573

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 100,000  Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership organized on January 16, 1992 under the Partnership Law of the State of New York to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments are due November 15, 1998. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
      A total of 100,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 100,000 Units became effective on April 29, 1992. Between April 29, 1992 and August 17, 1992, 35,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partner's contribution of $383,000 were held in escrow until August 18, 1992 at which time an aggregate of $35,998,000 was turned over to the Partnership and the Partnership commenced trading operations. Redemptions of Units for the year ended December 31, 1996 are reported in the Statement of Partners Capital on page F-5 under "Item 8. Financial Statements and Supplementary

Data." The General Partner has agreed to make additional capital contributions, if necessary, so that its General partnership interest will be the greater of
(i) 1% of the limited partner's contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated at the end of the month in which the Zero Coupons purchased by the Partnership come due, or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
        The Partnership's trading of futures contracts on commodities is done on United States commodities exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB")
        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. SB is an affiliate of the General Partner.
        Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. At December 31, 1996, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with Chesapeake Capital Corporation, TrendLogic Associates, Inc. and Willowbridge Associates Inc.(collectively, the "Advisors"), who make all commodity trading decisions for the Partnership. The Advisors are not affiliated with the General Partner nor SB and are not responsible for the organization or operation of the Partnership. EMC Capital

Management was terminated as an Advisor effective June 30, 1996. The General Partner added TrendLogic Associates, Inc. as an Advisor effective July 1, 1996.
      Pursuant to the terms of the Management Agreements, the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% of the Net Assets of the Partnership allocated to each Advisor as of the end of each month (2% per year); and (ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits earned by each Advisor for the Partnership.
      The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to .71% of month-end Net Assets allocated to the Advisors (8.5% per year) in lieu of brokerage commissions on a per trade basis. The Partnership pays for National Futures Association fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations.

      In addition, SB will pay the Partnership interest on 75% of the average daily equity maintained in cash in its accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.
      Smith Barney Holdings, Inc. has agreed to contribute up to $100,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment. The General Partner will provide a copy of Smith Barney Holdings, Inc.'s annual report as filed with the SEC to any limited partner requesting it.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994, 1993 and for the period from August 18, 1992 (commencement of trading operations) to December 31, 1992 is set forth under "Item 6. Select Financial Data." The Partnership capital as of

December 31, 1996 was $15,925,812.
      (c)  Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not applicable.
      (xi) through (xii) - Not applicable.
      (xiii) - The Partnership has no employees.
      (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.   The Partnership does not engage in
sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
        The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3.  Legal Proceedings.
        There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
        There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
              (a) Market Information.  The Partnership has issued
                  no stock. There is no established public trading market for the Units of Limited Partnership
                  Interest.
              (b) Holders.  The number of holders of Units of
                  Partnership Interest as of December 31, 1996 was 756.
              (c) Distribution.  The Partnership did not declare a
                  distribution in 1996.

Item 6. Select Financial Data. Realized and unrealized trading gains (losses), realized and unrealized appreciation (depreciation) on Zero Coupons, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995, 1994, 1993 and for the period from August 18, 1992 (commencement of trading operations) to December 31, 1992 and total assets as of December 31, 1996, 1995, 1994, 1993 and 1992 were as follows:

                                          1996              1995               1994             1993            1992
                                       -----------      ------------      -------------     ------------    --------

Net realized and unrealized
 trading gains (losses) net of
 brokerage  commissions and clearing
 fees of $504,970 $635,930, $967,483,
 $1,498,948 and $471,548,
 respectively                         $   122,595        $   372,021       $(2,090,228)      $ 4,409,607      $  (926,982)

Realized and unrealized
 appreciation (depreciation)
 on Zero Coupons                         (270,687)         1,312,676        (2,197,474)        1,570,090         (343,600)

Interest income                           925,854          1,153,752         1,434,878         1,819,249          654,513
                                      ------------       ------------      ------------      ------------     -----------

                                      $   777,762        $ 2,838,449       $(2,852,824)      $ 7,798,946      $  (616,513)
                                      ============       ============      ============      ============     ============

Net Income (loss)                     $   577,126        $ 2,463,121       $(3,421,065)      $ 6,587,537      $  (839,872)
                                      ============       ============      ============      ============     ============

Increase (decrease) in net
 asset value per Unit                      $46.33            $132.21          $(121.03)          $184.88          $(23.33)
                                           =======           ========         =========          ========         ========

Total assets                          $16,599,151        $20,175,279       $23,495,014       $39,585,000      $36,031,316
                                      ============       ============      ============      ============     ===========


Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)The Partnership diversifies its positions among various commodities.
         (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of the Partnership's net assets allocated to the Advisor.
         (4) The Partnership  may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
        (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions in the same or related commodities.
        (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
        (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
        The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statement and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2012;
(ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (November 1998); (iii) the vote to dissolve the Partnership by Limited Partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the

General Partner determines that dissolution is therefore in the Partnership's best interest; or (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.

      No  forecast  can be made as to the  level  of  redemptions  in any  given period. Beginning with the fiscal quarter ending at least six months after trading commenced, a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a fiscal quarter (the "redemption date") on fifteen days' written notice to the General Partner.
      A redemption fee equal to 4% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on March 31, 1993, the first possible redemption date; a redemption fee equal to 3% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on June 30, 1993, the second possible redemption date; a redemption fee equal to 2% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on September 30, 1993, the third possible redemption date; and a redemption fee equal to 1% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on December 31, 1993, the fourth possible redemption date. Thereafter, no redemption fee will be charged.
Redemptions fees no longer apply.
      There were 2,603 Units of Limited Partnership Interest redeemed in the year ended December 31, 1996 at a value of $3,024,424. There were 4,489 Units of Limited Partnership Interest redeemed in the year ended December 31, 1995 at a value of $5,035,074 and the General Partner redeemed of 209 Unit equivalents totaling $245,101. For the year ending December 31, 1994, 9,267 Units of Limited Partnership interest were redeemed totaling $9,807,828.
      For each Unit redeemed and not offset by a purchase, the

Partnership  liquidates  $1,000  (principal  amount)  of Zero  Coupons  and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupons could be less than their purchase price plus the original issue discount amortized to date.
      (c) Results of operations. For the year ended December 31, 1996, the net asset value per unit increased 4.0% from $1,172.73 to $1,219.06. For the year ended December 31, 1995, the net asset value per unit increased 12.7% from $1,040.52 to $1,172.73. For the year ended December 31, 1994, the net asset value per unit decreased 10.4% from $1,161.55 to $1,040.52.
      The Partnership experienced net trading gains of $627,565 before commissions and expenses for the year ended December 31, 1996. These gains were recognized in the trading of currencies, energy, precious metals and interest rate commodity futures. These gains were partially offset in losses incurred while trading indices and agricultural futures contracts. The Partnership experienced a realized gain of $7,582 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1996 and unrealized depreciation on Zero Coupons of $278,269 during 1996.
      The Partnership experienced net trading gains of $1,007,951 before commissions and expenses for the period ended December 31, 1995. Realized trading gains of $1,554,665 were recognized in the trading of currencies, energy, indices and interest rate commodity futures. These gains were partially offset in losses incurred while trading precious metals and agricultural futures contracts. The Partnership experienced a realized loss of $13,019 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1995 and unrealized appreciation on Zero Coupons of $1,325,695 during 1995.
         The Partnership experienced net trading losses of $1,122,745 before commissions and expenses for the year ended December 31, 1994. Realized trading losses of $1,007,385 were attributable to losses incurred in the trading of interest rates, metals, stock indices and energy commodity futures. However, these realized trading losses were partially offset by realized gains experienced in the trading of foreign currencies and agricultural commodity futures. The Partnership experienced a realized loss of $225,218 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1994 and unrealized depreciation on Zero Coupons of $1,972,256 during 1994.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.   Financial Statements and Supplementary Data.




                      F-1000 FUTURES FUND L.P., SERIES VIII
                          INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and Expenses for
                the year ended December 31, 1996, 1995
                and 1994.                                           F-4

                Statement of Partners' Capital for the
                year ended December 31, 1996, 1995 and
                1994.                                               F-5

                Notes to Financial Statements.                    F-6 -  F-12

                                    Continued

                        Report of Independent Accountants

To the Partners of
  F-1000 Futures Fund L.P. Series VIII:

We have audited the accompanying statements of financial condition of F-1000 FUTURES FUND L.P. SERIES Vlll (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F-1000 Futures Fund L.P. Series VIII as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                      F-1000 Futures Fund L.P. Series VIII
                        Statement of Financial Condition
                           December 31, 1996 and 1995


Assets:                                                 1996             1995
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)               $ 4,303,482     $ 4,875,415
  Net unrealized appreciation
   on open futures contracts                            118,727         548,938
  Zero Coupons,  $13,064,000 and
   $15,667,000 principal amount,
   in 1996 and 1995, respectively,
   due  November 15, 1998, at
   market  value  (amortized  cost
   $11,657,073 and $13,152,838 in
   1996 and 1995, respectively)                      11,724,026      13,498,060
  Commodity options owned, at
   market value (cost $39,587)                           31,136
                                                    -----------     -----------
                                                     16,177,371      18,922,413
 Receivable from SB on sale
  of Zero Coupons                                       407,583       1,235,765
 Interest receivable                                     14,197          17,101
                                                    -----------     -----------
                                                    $16,599,151     $20,175,279
                                                    ===========     ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                       $    40,458     $    47,283
  Management fees                                         9,450          11,045
  Incentive fees                                         25,715          24,878
  Other                                                  42,022          36,095
 Commodity options written, at
  market value (premiums received $5,140)                 2,241
 Redemptions payable                                    553,453       1,682,868
                                                    -----------     -----------
                                                        673,339       1,802,169
                                                    -----------     -----------
Partners' capital (Notes 1, 5 and 7):
 General Partner, 175 Unit
  equivalents outstanding in 1996
  and 1995, respectively                                213,336         205,228
 Limited Partners, 12,889 and 15,492
  Units of Limited Partnership
  Interest outstanding in 1996
  and 1995, respectively                             15,712,476      18,167,882
                                                    -----------     -----------
                                                     15,925,812      18,373,110
                                                    -----------     -----------
                                                    $16,599,151     $20,175,279
                                                    ===========     ===========


See notes to financial statements.

                        F-1000 Futures Fund L.P. Series VIII
                          Statement of Income and Expenses
                       for the years ended December 31, 1996,
                                  1995 and 1994


                                         1996            1995          1994
Income:
 Net gains (losses) on trading
  of commodity interests:
  Realized gains (losses) on
   closed positions                   $ 1,063,328    $ 1,554,665    $(1,007,385)
  Change in unrealized gains/
   losses on open positions              (435,763)      (546,714)      (115,360)
                                      -----------    -----------    -----------
                                          627,565      1,007,951     (1,122,745)
 Less, Brokerage commissions
  and clearing fees ($12,918,
  $18,795 and $29,957,
  respectively) (Note 3c)                (504,970)      (635,930)      (967,483)
                                      -----------    -----------    -----------
 Net realized and unrealized
  gains (losses)                          122,595        372,021     (2,090,228)
 Unrealized appreciation
  (depreciation) on Zero
  Coupons                                (278,269)     1,325,695     (1,972,256)
 Gain (loss) on sale of Zero
  Coupons                                   7,582        (13,019)      (225,218)
 Interest income (Notes 2c
  and 3c)                                 925,854      1,153,752      1,434,878
                                      -----------    -----------    -----------
                                          777,762      2,838,449     (2,852,824)
                                      -----------    -----------    -----------
Expenses:
 Management fees (Note 3b)                109,682        135,502        203,370
 Incentive fees (Note 3b)                  31,791        172,726         64,479
 Other expenses                            59,163         67,100         65,536
 Organization expense (Note 6)                                          234,856
                                      -----------    -----------    -----------
                                          200,636        375,328        568,241
                                      -----------    -----------    -----------
Net income (loss)                     $   577,126    $ 2,463,121    $(3,421,065)
                                      ===========    ===========    ===========
Net income (loss) per Unit of
 Limited Partnership Interest
 and General Partner Unit
 equivalent (Notes 1 and 7)           $     46.33    $    132.21    $   (121.03)
                                      ===========    ===========    ===========

See notes to financial statements.

                      F-1000 Futures Fund L.P. Series VIII
                         Statement of Partners' Capital
                     for the years ended December 31, 1996,
                                  1995 and 1994


                                     Limited          General
                                     Partners         Partner          Total
Partners' capital at
  December 31, 1993                $ 33,973,022    $    446,035    $ 34,419,057
Net loss                             (3,374,590)        (46,475)     (3,421,065)
Redemption of 9,267
  Units of Limited
  Partnership Interest               (9,807,828)                     (9,807,828)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1994                  20,790,604         399,560      21,190,164
Net Income                            2,412,352          50,769       2,463,121
Redemption of 4,489
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  209 Unit equivalents               (5,035,074)       (245,101)     (5,280,175)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1995                  18,167,882         205,228      18,373,110
Net income                              569,018           8,108         577,126
Redemption of 2,603
  Units of Limited
  Partnership Interest               (3,024,424)                     (3,024,424)
                                   ------------    ------------    ------------
Partners' capital at
 December 31, 1996                 $ 15,712,476    $    213,336    $ 15,925,812
                                   ============    ============    ============


See notes to financial statements.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

1. Partnership Organization:

   F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership which was organized on January 16, 1992 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately six years from the date trading commenced ("Zero Coupons").

   Between April 29, 1992 and August 17, 1992, 35,615 Units of Limited Partnership Interest ("Units") were publicly sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until August 18, 1992, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 100,000 Units during the public offering period.

   Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see
   Note 3b). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership will be liquidated at the end of the month in which the Zero Coupons purchased by the Partnership come due (November, 1998), or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

2. Accounting Policies

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

   d.Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis at the time of sale.

   e.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements

   a.Limited Partnership Agreement:

     The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may select one or more trading advisors to direct all trading for the Partnership.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements


   b.Management Agreements:

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Chesapeake Capital Corporation, Trendlogic Associates, Inc., and Willowbridge Associates Inc. (collectively, as the "Advisors"). The Advisors are not affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1 % (2% per year) of the Net Assets allocated to the Advisor as of the end of the month. In addition, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by each Advisor for the Partnership. EMC Capital Management was terminated as an Advisor effective June 30, 1996. The General Partner has added Trendlogic Associates, Inc. as an Advisor effective July 1, 1996.

   c.Customer Agreement:

     The Partnership has entered into a Customer Agreement, which was assigned to SB, which provides that the Partnership will pay SB a monthly brokerage fee equal to .71% (8.5% per year) of month-end Net Assets allocated to the Advisors, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of its brokerage fees to its Financial Consultants who have sold Units. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $470,341 and $832,683, respectively. SB has agreed to pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options
   thereon,   at  December  31,  1996  and  1995  was  $147,622  and   $548,938,
   respectively, and the average fair value during the years then ended, based on monthly calculation, was $342,399 and $400,478, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, beginning with the fiscal quarter ended at least six months after trading commenced, a limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of any calendar quarter (the "redemption date") on 15 days written notice to the General Partner. Redemption fees equal to 4%, 3%, 2% and 1% of Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first (March 31, 1993), second (June 30, 1993), third (September 30, 1993) or fourth (December 31, 1993) possible redemption date, respectively. Thereafter, no redemption fee will be charged. Redemptions of partial Units or of less than all the Units owned by a limited partner are not permitted except at the sole discretion of the General Partner.

6. Organization and Offering Costs:

   Offering and organization expenses of $540,773 relating to the issuance and marketing of the Units offered to the public were paid by SB's predecessor. The Partnership has reimbursed SB for all such expenses from the interest earned on funds held in its account beginning with the second month of trading. The Partnership was charged interest at the prime rate on the unpaid organization expense balance. During 1994 the Partnership was charged $234,856 in organization expense, which included interest expense of $7,872.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1996, 1995 and 1994 were as follows:

                               1996         1995          1994
  Net realized and
   unrealized  gains         $  13.17     $  20.83     $ (72.80)
   (losses)
  Net realized and
   unrealized gains
   (losses) on  Zero Coupons   (16.97)       69.45       (82.24)
  Interest income               64.14        62.25        56.55
  Expenses                     (14.01)      (20.32)      (22.54)
                             --------     --------     --------
  Increase (decrease)
   for year                     46.33       132.21      (121.03)
  Net asset value per
   Unit, beginning of year   1,172.73     1,040.52     1,161.55
                             ---------    ---------    ---------
  Net asset value per
   Unit, end of year        $1,219.06    $1,172.73    $1,040.52
                            =========    =========    =========

8. Guarantee:

   Smith Barney Holdings Inc. has agreed to contribute up to $100,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment.

9. Financial Instrument Risk:

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

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                            F-1000 Futures Fund L.P.
                                   Series VIII
                          Notes to Financial Statements

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $31,716,400 and $12,438,693, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $147,622, as detailed below.


                                     Notional or Contractual
                                      Amount of Commitments
                                     To Purchase     To Sell       Fair Value
Currencies
 -Exchange Traded Contracts         $  2,659,500   $  5,111,758    $     86,059
 -OTC Contracts                        1,736,161      2,093,094          11,633
Energy                                 1,081,235              0          13,738
Grains                                   240,475        218,264          (5,192)
Interest Rate U.S.                     7,336,247         15,670         (24,966)
Interest Rate Non-U.S.                15,450,762      3,172,168          13,701
Livestock                                304,310              0           4,900
Metals                                   818,207      1,499,254          32,072
Softs                                    979,987        154,051           6,860
Indices                                1,109,516        174,434           8,817
                                    ------------   ------------    ------------
                                    $ 31,716,400   $ 12,438,693    $    147,622
                                    ============   ============    ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by Chesapeake Capital Corporation, TrendLogic Associates, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").
Item 11.  Executive Compensation.
          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." For the year ended December 31, 1996, SB earned $504,970 in brokerage commissions and clearing fees. The Advisors earned $109,682 in management fees and $31,791 in incentive fees during 1996.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            (a). Security ownership of certain beneficial owners. As of March 1, 1997, one beneficial owner who is neither a director nor executive officer of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:
                                                Amount and
                      Name and Address          Nature of
      Title           of Beneficial             Beneficial        Percent of
   of  Class               Owner                 Ownership           Class

Units of Limited      Board of Trustees of      5,000 Units          38.3%
 Partnership          the Policemen &
 Interest             Firemen Retirement
                      System of the City of
                      Detroit
                      908 City County Bldg.
                      Detroit, MI 48226

            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of General partnership interest equivalent to 175 Units (1.3%) of Limited Partnership Interest as of December 31, 1996.
            (c).  Changes in control.  None.
Item 13.   Certain Relationship and Related Transactions.
          Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S- K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
        (a) (1) Financial Statements:
                  Statement  of Financial  Condition  at December 31, 1996,  and
                  1995.
                  Statement of Income and Expenses for the years ended December 31, 1996, 1995 and 1994.
                  Statement  of  Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994.
              (2) Financial Statement Schedules:  None.
              (3) Exhibits:
                   3.1 -   Limited Partnership Agreement (filed as
                           Exhibit 3.1 to the Registration Statement on
                           Form S-1 (File No. 33-45422) and incorporated herein by reference).
                   3.2 -   Certificate of Limited Partnership of the
                           Partnership as filed in the office of the County Clerk of New York County on January 16,
                           1992 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference).
                  10.1 -   Customer Agreement between the Partnership and
                           Lehman Brothers Capital Management Corp.
                           (filed as Exhibit 10.1 to the Registration
                           Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference.
                  10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File
                           No. 33-45422) and incorporated herein by reference).
                  10.5 - Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference).
                  10.6 - Management Agreement among the Partnership, the General Partner and EMC Capital
                           Management, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference).
                  10.7 - Management Agreement among the Partnership, the General Partner and LaSalle Portfolio
                           Management, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No.
                           33-45422 and incorporated herein by
                           reference).

                  10.8 - Management Agreement among the Partnership, the General Partner and PRAGMA, Inc. (filed as
                           Exhibit 10.8 to the Registration Statement on form S-1 (Filed No. 33-45422) and incorporated herein by reference).
                  10.9 - Letter dated July 31, 1993 from General Partner to LaSalle Portfolio Management extending Management Agreement (filed as
                           Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                 10.10 - Letter dated July 31, 1993 from General Partner to EMC Capital Management extending Management Agreement (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                 10.11 - Letter dated July 31, 1993 from General Partner to Chesapeake Capital Corporation extending Management Agreement (filed as
                            Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                 10.12 -    Letter dated July 31, 1993 from General
                            Partner to PRAGMA, Inc. extending Management
                            Agreement (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                 10.13 -    Letter dated July 29, 1994 from the General
                            Partner to PRAGMA, Inc. terminating
                            Management Agreement (previously filed).
                 10.14 - Management Agreement among the Partnership, the General Partner and ELM Financial (previously filed).
                 10.15 - Management Agreement among the Partnership, the General Partner and Gill Capital Management (previously filed).
                 10.16 -    Letter dated March 29, 1994 from General
                            Partner to LaSalle Portfolio Management
                            terminating Management Agreement (previously filed).
                 10.17 -    Letters dated February 26, 1995 from General
                            Partner to Chesapeake Capital Corporation,
                            EMC Capital Management, Inc. and Gill Capital Management extending Management Agreements to
                            June 30, 1995 (previously filed).
                 10.18 - Letter Dated January 27, 1995 from General Partner to ELM Financial terminating Management Agreement (previously filed).

                 10.19 -    Letter dated June 27, 1995 from General
                            Partner to Gill Capital Management
                            terminating Management Agreement (previously
                            filed).
                 10.20 -    Management Agreement among the Partnership,
                            the General Partner and Willowbridge
                            Associates Inc. (previously filed).
                 10.21 -    Letter  dated  June 30,  1996  from  General
                            Partner  to  EMC  Capital   Management   terminating
                            Management Agreement (filed herein).
                 10.22 - Management Agreement among the Partnership, the General Partner and TrendLogic Associates
                            Inc. (filed herein).
                 (b)  Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

F-1000 FUTURES FUND L.P., SERIES VIII


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director