Form 10-Q
period 1997-03-31
F 1000 FUTURES FUND LP SERIES VIII
filed 1997-05-14
CIK 883573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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

                                                                      Page
                                                                     Number



PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1997 and December 31, 1996.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the Three Months
                 ended March 31, 1997 and 1996.                         4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENT OF FINANCIAL CONDITION


                                                        March 31,   December 31,
                                                          1997          1996
ASSETS                                                 -----------  ------------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 4,449,477   $ 4,303,482
  Net unrealized appreciation
   on open futures contracts                               329,586       118,727
  Zero Coupons, $12,652,000 and $13,064,000
   principal amount in 1997 and 1996, respectively,
   due November 15, 1998 at market value
   (amortized cost $11,459,992 and $11,657,073,
   respectively)                                        11,446,770    11,724,026

  Commodity options owned, at market value                     120        31,136
   (cost  $1,500 and $39,587, respectively )
                                                       -----------   -----------

                                                        16,225,953    16,177,371

Receivable from SB on sale of Zero Coupons                 372,432       407,583
Interest receivable                                         15,503        14,197
                                                       ___________   ___________

                                                       $16,613,888   $16,599,151

                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Commissions                                               42,946        40,458
  Management fees                                           10,033         9,450
  Incentive fees                                            92,755        25,715
  Other                                                     33,154        42,022
Commodity options written at                                               2,241
  market value (premiums received $5,410)
Redemptions payable                                        518,313       553,453
                                                       -----------   -----------

                                                           697,201       673,339
                                                       -----------   -----------
Partners' Capital:

General Partner, 175 Unit
  equivalents outstanding in 1997 and
  1996, respectively                                       220,157       213,336
Limited Partners, 12,477 and 12,889
  Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                          15,696,530    15,712,476
                                                       -----------   -----------

                                                        15,916,687    15,925,812
                                                       -----------   -----------

                                                       $16,613,888   $16,599,151
                                                       ===========   ===========
See Notes to Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                        1997           1996
                                                   ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions      $    423,682    $    (22,791)
  Change in unrealized gains/losses on open
   positions                                            214,761        (340,509)
                                                   ____________    ____________

                                                        638,443        (363,300)
Less, brokerage commissions and clearing fees
  ($2,497 and $3,649, respectively)                    (130,120)       (131,817)
                                                   ____________    ____________

  Net realized and unrealized gains                     508,323        (495,117)
  Gain (loss) on sale of Zero Coupons                      (768)          5,720
  Unrealized depreciation
  on Zero Coupons                                       (80,175)       (261,160)
  Interest income                                       219,109         243,859
                                                   ____________    ____________

                                                        646,489        (506,698)
                                                   ____________    ____________


Expenses:
  Management fees                                        28,751          28,485
  Other                                                  15,795          16,450
  Incentive fees                                         92,755
                                                   ____________    ____________

                                                        137,301          44,935
                                                   ____________    ____________

  Net income (loss)                                     509,188        (551,633)
  Redemptions                                          (518,313)     (1,292,223)
                                                   ____________    ____________

  Net increase (decrease) in Partners' capital           (9,125)     (1,843,856)

Partners' capital, beginning of period               15,925,812      18,373,110
                                                   ____________    ____________

Partners' capital, end of period                   $ 15,916,687    $ 16,529,254
                                                   ------------    ------------

Net asset value per Unit
  (12,652 and 14,531 Units outstanding
  at March 31, 1997 and 1996, respectively)        $   1,258.04    $   1,137.52
                                                   ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $      38.98    ($     35.21)
                                                   ------------    ------------

                      F-1000 FUTURES FUND L.P., SERIES VIII
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1. General:

      F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership organized under the laws of the State of New York on January 16, 1992 to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program whose payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership commenced trading on August 18, 1992.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by Chesapeake Capital Corporation, TrendLogic Associates, Inc., and Willowbridge Associates, Inc. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                 (Continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                                    THREE-MONTHS ENDED
                                                         MARCH 31,
                                                    1997            1996

Net realized and unrealized
 gains (losses)                                $   38.91        $   (31.61)
Realized and unrealized
 gains (losses) on Zero Coupons                    (6.19)           (16.30)
Interest income                                    16.77             15.57
Expenses                                          (10.51)            (2.87)
                                               ----------        ----------

Increase (decrease) for
 period                                            38.98            (35.21)

Net Asset Value per Unit,
  beginning of period                           1,219.06          1,172.73
                                               ----------        ---------

Net Asset Value per Unit,
  end of period                                $1,258.04         $1,137.52
                                               ==========        =========

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $329,706 and the average fair value during the three months then ended, based on monthly calculation, was $449,279.

4.    Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $11,765,573 and $39,177,488, respectively as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $329,706, as detailed below.

                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                   TO PURCHASE       TO SELL         FAIR VALUE

Currencies:
- Exchange Traded contracts       $ 1,645,273       $ 4,437,273       $ (15,115)
- OTC Contracts                     1,591,614         1,886,297          (8,577)
Energy                                 84,210           349,569           1,998
Grains                              1,891,085                 0         176,675
Interest Rates Non-U.S.             1,734,721        20,346,782          45,052
Interest Rates U.S.                   707,774        10,091,052          79,634
Livestock                             439,130                 0           2,700
Metals                              2,021,923         1,202,732          26,727
Softs                                 687,265           175,405          12,891
Indices                               962,578           688,378           7,721
                                  ------------      ------------       --------

Totals                            $11,765,573       $39,177,488        $329,706
                                  ============      ============       ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital decreased 0.1% from $15,925,812 to $15,916,687. This decrease was attributable to the redemption of 412 Units, resulting in an outflow of $518,313 which was offset with net income from operations of $509,188 during the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 3.2% from $1,219.06 to $1,258.04, as compared to the first quarter of 1996 in which the net asset value per Unit decreased 3.0%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $638,443. These gains were recognized in the trading of commodity futures in currencies, grains, metals, softs, indices and domestic interest rate products which were partially offset by losses recognized in energies, livestock and foreign interest rate products. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $363,300. These losses were primarily attributable to the trading of commodity futures in agricultural products, energy products, stock indices, interest rates, and precious metals contracts and were partially offset by gains realized in foreign currency trading.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1997 decreased by $24,750 as compared to the corresponding periods in 1996, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 decreased by $1,697 as compared to the corresponding period in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 increased by $266 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Incentives fees of $92,755 were earned for the three months ended March 31, 1997. There were no incentives earned for the three months ended March 31, 1996.

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

Date:    5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/12/97