Form 10-Q
period 1997-06-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1997-08-14
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997

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

                                                                            Page
                                                                          Number



PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1997 and December 31, 1996.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 six months ended June 30, 1997 and
                 1996.                                                 4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

PART II - Other Information                                            11

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            June 30,                           June 30,
                                                                 ------------------------------     --------------------------------
                                                                     1997              1996            1997                1996
                                                                 ------------      ------------     ------------       -------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                    ($    51,384)     $    540,963      $    372,298      $    518,172
  Change in unrealized gains/losses on open
   positions                                                         (173,849)         (101,759)           40,912          (442,268)
                                                                 ____________      ____________      ____________      ____________

                                                                     (225,233)          439,204           413,210            75,904
Less, brokerage commissions and clearing fees
  ($2,161, $3,240 and $4,658, $6,889 respectively)                   (120,999)         (127,644)         (251,119)         (259,461)
                                                                 ____________      ____________      ____________      ____________

  Net realized and unrealized gains (losses)                         (346,232)          311,560           162,091          (183,557)
  Gain (loss) on sale of Zero Coupons                                     771              (731)                3             4,989
  Unrealized appreciation (depreciation)
  on Zero Coupons                                                      52,099           (95,392)          (28,076)         (356,552)
  Interest income                                                     216,567           231,976           435,676           475,835
                                                                 ____________      ____________      ____________      ____________

                                                                      (76,795)          447,413           569,694           (59,285)
                                                                 ____________      ____________      ____________      ____________


Expenses:
  Management fees                                                      26,979            27,723            55,730            56,208
  Other                                                                12,114            15,174            27,909            31,624
  Incentive fees                                                            0             6,076            92,755             6,076
                                                                 ____________      ____________      ____________      ____________

                                                                       39,093            48,973           176,394            93,908
                                                                 ____________      ____________      ____________      ____________

  Net income (loss)                                                  (115,888)          398,440           393,300          (153,193)
  Redemptions                                                        (362,175)         (531,213)         (880,488)       (1,823,436)
                                                                 ____________      ____________      ____________      ____________

  Net decrease in Partners' capital                                  (478,063)         (132,773)         (487,188)       (1,976,629)

Partners' capital, beginning of period                             15,916,687        16,529,254        15,925,812        18,373,110
                                                                 ____________      ____________      ____________      ____________

Partners' capital, end of period                                 $ 15,438,624      $ 16,396,481      $ 15,438,624      $ 16,396,481
                                                                 ------------      ------------      ------------      ------------

Net asset value per Unit
  (12,362 and 14,075 Units outstanding
  at June 30, 1997 and 1996, respectively)                       $   1,248.88      $   1,164.94      $   1,248.88      $   1,164.94
                                                                 ------------      ------------      ------------      ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   ($      9.16)     $      27.42      $      29.82      ($      7.79)
                                                                 ------------      ------------      ------------      ------------

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                  1997        1996          1997        1996

Net realized and unrealized
 gains (losses)                $  (27.37)   $   21.45    $   11.54    $  (10.16)
Realized and unrealized
 gains (losses) on Zero
 Coupons                            4.18        (6.62)       (2.01)      (22.92)
Interest income                    17.12        15.96        33.89        31.53
Expenses                           (3.09)       (3.37)      (13.60)       (6.24)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            (9.16)       27.42        29.82        (7.79)

Net Asset Value per Unit,
  beginning of period           1,258.04     1,137.52     1,219.06     1,172.73
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,248.88    $1,164.94    $1,248.88    $1,164.94
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $162,442 and the average fair value during the six months then ended, based on monthly calculation, was $324,584.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $33,242,401 and $15,014,140, respectively as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $162,442, as detailed below.

                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                TO PURCHASE     TO SELL             FAIR VALUE

Currencies:
- Exchange Traded Contracts    $ 2,900,214       $ 6,648,099         $ 42,509
- OTC Contracts                    863,236         1,645,522            4,072
Energy                             313,930           246,352           (3,066)
Grains                                   0           679,512           18,180
Interest Rates Non-U.S.         20,567,010         3,916,750           20,645
Interest Rates U.S.              3,033,114                 0           26,084
Livestock                          511,700            62,860            8,300
Metals                           1,540,611         1,701,150           23,721
Softs                              857,998           113,895           20,281
Indices                          2,654,588                 0            1,716
                               ------------      ------------        --------

Totals                         $33,242,401       $15,014,140         $162,442
                               ============      ============        ========


5.    Subsequent Event:

      Chesapeake Capital Corporation was terminated as an Advisor effective July 31, 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 3.1% from $15,925,812 to $15,438,624. This decrease was attributable to the redemption of 702 Units, resulting in an outflow of $880,488 which was offset with net income from operations of $393,300 during the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 0.7% from $1,258.04 to $1,248.88, as compared to the second quarter of 1996 in which the net asset value per Unit increased 2.4%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $225,233. These losses were recognized in the trading of energies, grains, interest rate products, livestock and metals. These losses were partially offset by gains recognized in the trading of currencies, softs and indices. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $439,204. These gains were primarily attributable to the trading of commodity futures in agricultural products, currencies, energies, stock indices and precious metals contracts which were partially offset by losses realized in interest rate contracts.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1997 decreased by $15,409 and $40,159, respectively, as compared to the corresponding periods in 1996, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 decreased by $6,645 and $8,342, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 decreased by $744 and $478, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Incentives fees of $0 and $92,755 were earned for the three and six months ended June 30, 1997. Incentive fees of $6,076 were earned in the second quarter of 1996 only.

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97