Form 10-Q
period 1997-09-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1997-11-13
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                 Statement of Financial Condition at
                 September 30, 1997 and December 31,
                 1996.                                                  3

                 Statement of Income and Expenses and
                 Partners'  Capital for the three and
                 nine months ended September 30, 1997
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

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENT OF FINANCIAL CONDITION


                                                      September 30, December 31,
                                                          1997          1996
                        ASSETS:                      -------------  ------------
                                                      (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 2,212,931   $ 4,303,482
  Net unrealized appreciation
   on open futures contracts                                79,906       118,727
  Zero Coupons, $7,062,000 and $13,064,000
   principal amount in 1997 and 1996,
   respectively, due November 15, 1998
   at market value (amortized cost $6,595,731
   and $11,657,073 in 1997 and 1996, respectively)       6,628,181    11,724,026
  Commodity options owned, at market value
   (cost $39,587 in 1996)                                        0        31,136

                                                       -----------   -----------

                                                         8,921,018    16,177,371

Receivable from SB on sale of Zero Coupons                 244,120       407,583
Interest receivable                                          7,032        14,197
                                                       ___________   ___________

                                                       $ 9,172,170   $16,599,151

                                                       ===========   ===========


           LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                               20,484        40,458
  Management fees                                            4,786         9,450
  Incentive fees                                                 0        25,715
  Other                                                     38,097        42,022
  Redemptions payable                                      323,448       553,453
Commodity options written
  at market value (premiums received
  $5,410 in 1996)                                                          2,241
                                                       -----------   -----------

                                                           386,815       673,339
                                                       -----------   -----------
Partners' Capital:

General Partner, 175 Unit                                  217,706       213,336
  equivalents outstanding in 1997 and 1996
Limited Partners, 6,887 and 12,889
  Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
   respectively                                          8,567,649    15,712,476
                                                       -----------   -----------

                                                         8,785,355    15,925,812
                                                       -----------   -----------

                                                       $ 9,172,170   $16,599,151
See Notes to Financial Statements.                     ===========   ===========

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         September 30,                       September 30,
                                                                -------------------------------     --------------------------------
                                                                     1997             1996              1997                1996
                                                                -------------     -------------     ------------      --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                    $    221,930      $   (387,437)     $    594,228      $    130,735
  Change in unrealized gains/losses on open
   positions                                                          (74,451)          268,234           (33,539)         (174,034)
                                                                 ____________      ____________      ____________      ____________

                                                                      147,479          (119,203)          560,689           (43,299)
Less, brokerage commissions and clearing fees
  ($2,033, $3,293 and $6,691, $10,182 respectively)                   (90,042)         (116,914)         (341,161)         (376,375)
                                                                 ____________      ____________      ____________      ____________

  Net realized and unrealized gains (losses)                           57,437          (236,117)          219,528          (419,674)
  Gain on sale of Zero Coupons                                         29,944               138            29,947             5,127
  Unrealized appreciation (depreciation)
  on Zero Coupons                                                      (6,427)           17,518           (34,503)         (339,034)
  Interest income                                                     158,252           225,988           593,928           701,823
                                                                 ____________      ____________      ____________      ____________

                                                                      239,206             7,527           808,900           (51,758)
                                                                 ____________      ____________      ____________      ____________


Expenses:
  Management fees                                                      19,637            25,232            75,367            81,440
  Other                                                                12,201            15,956            40,110            47,580
  Incentive fees                                                       10,943                --           103,698             6,076
                                                                 ____________      ____________      ____________      ____________

                                                                       42,781            41,188           219,175           135,096
                                                                 ____________      ____________      ____________      ____________

  Net income (loss)                                                   196,425           (33,661)          589,725          (186,854)
  Redemptions                                                      (6,849,694)         (647,535)       (7,730,182)       (2,470,971)
                                                                 ____________      ____________      ____________      ____________

  Net decrease in Partners' capital                                (6,653,269)         (681,196)       (7,140,457)       (2,657,825)

Partners' capital, beginning of period                             15,438,624        16,396,481        15,925,812        18,373,110
                                                                 ____________      ____________      ____________      ____________

Partners' capital, end of period                                 $  8,785,355      $ 15,715,285      $  8,785,355      $ 15,715,285
                                                                 ------------      ------------      ------------      ------------

Net asset value per Unit
  (7,062 and 13,518 Units outstanding
  at September 30, 1997 and 1996, respectively)                  $   1,244.03      $   1,162.54      $   1,244.03      $   1,162.54
                                                                 ------------      ------------      ------------      ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   $      (4.85)     $      (2.40)     $      24.97      $     (10.19)
                                                                 ------------      ------------      ------------      ------------


                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by TrendLogic Associates, Inc. and Willowbridge Associates, Inc. (collectively, the "Advisors"). Chesapeake Capital Corporation was terminated as an Advisor effective July 31, 1997.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                   SEPTEMBER 30,                SEPTEMBER 30,
                                 1997        1996              1997        1996

Net realized and unrealized
 losses                       $  (19.76)    $  (16.77)   $   (8.22)   $  (26.95)
Realized and unrealized
 gains (losses) on Zero
 Coupons                           1.13          1.25        (0.88)      (21.66)
Interest income                   17.51         16.06        51.40        47.59
Expenses                          (3.73)        (2.94)      (17.33)       (9.17)
                              ---------     ---------    ---------    ---------

Increase (decrease) for
 period                           (4.85)*       (2.40)       24.97       (10.19)

Net Asset Value per Unit,
  beginning of period          1,248.88      1,164.94     1,219.06     1,172.73
                              ---------     ---------    ---------    ---------

Net Asset Value per Unit,
  end of period               $1,244.03     $1,162.54    $1,244.03    $1,162.54
                              =========     =========    =========    =========


* The amount shown per Unit for the three months ended September 30, 1997 does not accord with the net income as shown in the Statement of Income and Expenses for the three months ended September 30, 1997 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $79,906 and the average fair value during the nine months then ended, based on monthly calculation, was $283,447.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $12,866,193 and $8,461,675, respectively as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $79,906, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                 TO PURCHASE       TO SELL           FAIR VALUE

Currencies:
- Exchange Traded Contracts      $   903,948        $  195,520          $(1,985)
- OTC Contracts                    2,531,722         2,305,298          (11,878)
Energy                               896,569                 0           32,980
Grains                               344,660           124,700          (13,978)
Interest Rates Non-U.S.            4,116,832         4,572,669           37,363
Interest Rates U.S.                2,854,925                 0            3,484
Livestock                            136,150           128,250             (550)
Metals                               823,859           551,500           24,916
Softs                                257,528           287,872            9,139
Indices                                    0           295,866              415
                                 ------------       -----------         -------

Totals                           $12,866,193        $8,461,675          $79,906
                                 ============       ===========         =======


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 44.8% from $15,925,812 to $8,785,355. This decrease was attributable to the redemption of 6,002 Units, resulting in an outflow of $7,730,182 which was partially offset with net income from operations of $589,725 during the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit decreased 0.4% from $1,248.88 to $1,244.03, as compared to the third quarter of 1996 in which the net asset value per Unit decreased 0.2%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $147,479. These gains were recognized in the trading of energy products, currencies, non U.S. interest rates, indices and metals and were partially offset by losses recognized in grains, softs, livestock and U.S. interest rates. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1996 of $119,203. These losses were recognized in the trading of commodity futures in agricultural products, currencies, indices and metals and were partially offset by gains realized in interest rates and energy products.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1997 decreased by $67,736 and $107,895, respectively, as compared to the corresponding periods in 1996, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 decreased by $26,872 and $35,214, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 decreased by $5,595 and $6,073, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Incentive fees of $10,943 and $103,698 were earned for the three and nine months ended September 30, 1997. Incentive fees of $6,076 were earned during the nine months ended September 30, 1996.

                           PART II OTHER INFORMATION


Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

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

Date:    11/12/97

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97