Form 10-K
period 1997-12-31
F 1000 FUTURES FUND LP SERIES VIII
filed 1998-03-27
CIK 883573

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1. Business.

      (a) General development of business. F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership organized on January 16, 1992 under the Partnership Law of the State of New York to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments are due November 15, 1998. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
      A total of 100,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 100,000 Units became effective on April 29, 1992. Between April 29, 1992 and August 17, 1992, 35,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partner's contribution of $383,000 were held in escrow until August 18, 1992 at which time an aggregate of $35,998,000 was turned over to the Partnership and the Partnership commenced trading operations. Redemptions of Units for the year ended December 31, 1997 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and

Supplementary Data." The General Partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be the greater of (i) 1% of the limited partner's contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated at the end of the month in which the Zero Coupons purchased by the Partnership come due, or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
      Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
      The Partnership's trading of futures contracts on commodities is done on United States commodities exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
      Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. At December 31, 1997, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with TrendLogic Associates, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors"), who make all commodity trading decisions for the Partnership. Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Advisors are not affiliated with the General Partner nor SB and are not responsible for the organization or operation of the Partnership. Chesapeake Capital Corporation was terminated as an Advisor effective July 31, 1997.
      Pursuant to the terms of the Management Agreements, the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% of the Net Assets of the Partnership allocated to each Advisor as of the end of each month (2% per year); and (ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (as defined in the Management Agreements) earned by each Advisor for the Partnership.
      The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to .71% of month-end Net Assets allocated to the Advisors (8.5% per year) in lieu of brokerage commissions on a per trade basis. The Partnership pays for National Futures Association fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The

Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations.
      In addition, SB will pay the Partnership interest on 75% of the average daily equity maintained in cash in its accounts during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.
      SSBH has agreed to contribute up to $100,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1997 was $8,451,528.

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

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
              (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
              (b) Holders.  The  number  of  holders  of  Units  of  Partnership
                  Interest as of December 31, 1997 was
                  599.
              (c) Distribution.  The  Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data. Realized and unrealized trading gains (losses), realized and unrealized appreciation (depreciation) on Zero Coupons, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and total assets as of December 31, 1997, 1996, 1995, 1994 and 1993 were as follows:

                                          1997              1996              1995            1994             1993
                                       -----------      ------------     -------------     ------------    --------

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees of
 $404,479, $504,970, $635,930,
 $967,483, and $1,498,948,
 respectively                          $  210,868       $   122,595       $   372,021      $(2,090,228)    $ 4,409,607

Realized and unrealized
 appreciation (depreciation)
 on Zero Coupons                           (7,230)         (270,687)        1,312,676       (2,197,474)     (1,570,090)

Interest income                           719,743           925,854         1,153,752        1,434,878       1,819,249
                                       -----------      ------------      ------------     ------------    -----------

                                        $ 923,381       $   777,762       $ 2,838,449      $(2,852,824)    $ 7,798,946
                                        ==========      ============      ============     ============    ===========

Net Income (loss)                       $ 685,882       $   577,126       $ 2,463,121      $(3,421,065)    $ 6,587,537
                                        ==========      ============      ============     ============    ===========

Increase (decrease) in net
 asset value per Unit                      $38.61            $46.33           $132.21         $(121.03)        $184.88
                                           =======           =======          ========        =========        =======

Total assets                           $8,921,443       $16,599,151       $20,175,279      $23,495,014     $39,585,000
                                       ===========      ============      ============     ============    ===========


Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)  The   Partnership   diversifies   its   positions   among  various
commodities.
         (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of the Partnership's net assets allocated to the Advisor.
         (4) The  Partnership may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
         (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions in the same or related commodities.
         (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
         Other  than the  risks  inherent  in  commodity  futures  trading,  the
Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership will be liquidated at the end of the month in which the Zero Coupons purchased by the Partnership come due (November, 1998), or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify.

Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
      No forecast can be made as to the level of redemptions in any given period. Beginning with the fiscal quarter ending at least six months after trading commenced, a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a fiscal quarter (the "redemption date") on fifteen days' written notice to the General Partner.
      A redemption fee equal to 4% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on March 31, 1993, the first possible redemption date; a redemption fee equal to 3% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on June 30, 1993, the second possible redemption date; a redemption fee equal to 2% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on September 30,

1993, the third possible redemption date; and a redemption fee equal to 1% of Net Asset Value per Unit was charged to each Limited Partner requesting redemption on December 31, 1993, the fourth possible redemption date. Redemption fees no longer apply.
      There were 6,344 Units of Limited Partnership Interest redeemed in the year ended December 31, 1997 at a value of $8,160,166. For the year ended December 31, 1996, 2,603 Units of Limited Partnership Interest were redeemed totaling $3,024,424. For the year ended December 31, 1995 4,489 Units of Limited Partnership Interest were redeemed at a value of $5,035,074 and the General Partner redeemed 209 Unit equivalents totaling $245,101.
      For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupons could be less than their purchase price plus the original issue discount amortized to date.
      (c) Results of operations. For the year ended December 31, 1997, the Net Asset Value per Unit increased 3.2% from $1,219.06 to $1,257.67. For the year ended December 31, 1996, the net asset value per unit increased 4.0% from $1,172.73 to $1,219.06. For the year ended December 31, 1995, the net asset value per unit increased 12.7% from $1,040.52 to $1,172.73.
      The Partnership experienced net trading gains of $615,347 before commissions and expenses for the year ended December 31, 1997. These gains were recognized in the trading of currencies, grains, metals, softs and indices, and were partially offset by losses in energy products, U.S. and non U.S. interest rates and livestock. The Partnership experienced a realized gain of $28,844 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1997 and unrealized depreciation on Zero Coupons of $36,074 during 1997.
      The Partnership experienced net trading gains of $627,565 before commissions and expenses for the period ended December 31, 1996. These gains were recognized in the trading of currencies, energy, precious metals and interest rate commodity futures. These gains were partially offset in losses incurred while trading indices and agricultural futures contracts. The Partnership experienced a realized gain of $7,582 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1996 and unrealized depreciation on Zero Coupons of $278,629 during 1996.
         The Partnership experienced net trading gains of $1,007,951 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $1,554,665 were recognized in the trading of currencies, energy, indices and interest rate commodity futures. These gains were partially offset in losses incurred while trading precious metals and agricultural futures contracts. The Partnership experienced a realized loss of $13,019 on Zero Coupons liquidated in conjunction with the redemption of Units for the year ended December 31, 1995 and unrealized appreciation on Zero Coupons of $1,325,695 during 1995.

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

Item 8.   Financial Statements and Supplementary Data.




                      F-1000 FUTURES FUND L.P., SERIES VIII
                          INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1997 and 1996.                         F-3

                Statement of Income and Expenses for
                the years ended December 31, 1997,
                1996 and 1995.                                      F-4

                Statement of Partners' Capital for
                the years ended December 31, 1997,
                1996 and 1995.                                      F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                    Continued
financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F-1000 Futures Fund L.P., Series VIII as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                      F-1000 Futures Fund L.P., Series VIII
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                                 1997            1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                        $ 2,088,122      $ 4,303,482
   Net unrealized appreciation
    on open futures contracts                           105,253          118,727
   Zero Coupons, $6,720,000 and
    $13,064,000 principal
    amount, in 1997 and 1996,
    respectively, due November
    15, 1998, at market
    value (amortized cost
    $6,373,685 and $11,657,073
    in 1997 and 1996, respectively)                   6,404,564       11,724,026
   Commodity options owned, at
    market value (cost $39,587
    in 1996)                                                 --           31,136
                                                    -----------      -----------

                                                      8,597,939       16,177,371
  Receivable from SB on sale
   of Zero Coupons                                      316,203          407,583
  Interest receivable                                     7,301           14,197
                                                    -----------      -----------
                                                    $ 8,921,443      $16,599,151
                                                    -----------      -----------
Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                      $    20,452      $    40,458
   Management fees                                        4,777            9,450
   Incentive fees                                            --           25,715
   Other                                                 27,140           42,022
  Commodity options written, at
   market value (premiums
   received $5,140 in 1996)                                  --            2,241
  Redemptions payable                                   417,546          553,453
                                                    -----------      -----------
                                                        469,915          673,339
Partners' capital (Notes 1, 5 and 6):
  General Partner, 175 Unit
   equivalents outstanding in
   1997 and 1996                                        220,092          213,336
  Limited Partners, 6,545 and 12,889
   Units of Limited Partnership
   Interest outstanding in 1997
   and 1996, respectively                             8,231,436       15,712,476
                                                    -----------      -----------
                                                      8,451,528       15,925,812
                                                    -----------      -----------
                                                    $ 8,921,443      $16,599,151
                                                    -----------      -----------



See notes to financial statements.

                      F-1000 Futures Fund L.P., Series VIII
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                         1997          1996            1995
Income:
  Net gains (losses) on
   trading of commodity
   interests:
   Realized gains on
    closed positions                $   623,269     $ 1,063,328     $ 1,554,665
   Change in unrealized
    gains/ losses on
    open positions                       (7,922        (435,763)       (546,714)
                                    -----------     -----------     -----------
                                        615,347         627,565       1,007,951
   Less, Brokerage
   commissions and
   clearing fees
   ($7,745, $12,918 and
   $18,795, respectively)
   (Note 3c)                           (404,479)       (504,970)       (635,930)
                                    -----------     -----------     -----------
   Net realized and
   unrealized gains                     210,868         122,595         372,021
   Unrealized
   appreciation
   (depreciation) on
   Zero Coupons                         (36,074)       (278,269)      1,325,695
   Gain (loss) on sale
   of Zero Coupons                       28,844           7,582         (13,019)
  Interest income
   (Notes 2c and 3c)                    719,743         925,854       1,153,752
                                    -----------     -----------     -----------

                                        923,381         777,762       2,838,449
                                    -----------     -----------     -----------
Expenses:
  Management fees (Note 3b)              89,488         109,682         135,502
  Incentive fees (Note 3b)              103,698          31,791         172,726
  Other expenses                         44,313          59,163          67,100
                                    -----------     -----------     -----------
                                        237,499         200,636         375,328
                                    -----------     -----------     -----------
Net income                             $685,882        $577,126     $ 2,463,121
                                    -----------     -----------     -----------
Net income per Unit of
  Limited Partnership
  Interest and General
  Partner Unit equivalent
  (Notes 1 and 6)                   $     38.61     $     46.33     $    132.21
                                    -----------     -----------     -----------



See notes to financial statements.

                      F-1000 Futures Fund L.P., Series VIII
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                    Limited          General
                                   Partners          Partner          Total
Partners' capital at
   December 31, 1994             $ 20,790,604     $    399,560     $ 21,190,164
Net income                          2,412,352           50,769        2,463,121
Redemption of 4,489 Units of
   Limited Partnership Interest
   and General Partner
   redemption representing
   209 Unit equivalents            (5,035,074)        (245,101)      (5,280,175)
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1995               18,167,882          205,228       18,373,110
Net income                            569,018            8,108          577,126
Redemption of 2,603 Units of
   Limited Partnership Interest    (3,024,424)              --       (3,024,424)
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1996               15,712,476          213,336       15,925,812
Net income                            679,126            6,756          685,882
Redemption of 6,344 Units of
   Limited Partnership Interest    (8,160,166)              --       (8,160,166)
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1997             $  8,231,436     $    220,092     $  8,451,528
                                 ------------     ------------     ------------



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

    SmithBarney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

    d. Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis at the time of sale.

    e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements

    a. Limited Partnership Agreement:

       The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may select one or more trading advisors to direct all trading for the Partnership.

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with Trendlogic Associates, Inc. and Willowbridge Associates Inc. (collectively, as the "Advisors"). The Advisors are not affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1 % (2% per year) of the Net Assets allocated to the Advisor as of the end of the month. In addition, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by each Advisor for the Partnership. Chesapeake Capital Corporation was terminated as an Advisor effective July 31, 1997.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which was assigned to SB, which provides that the Partnership will pay SB a monthly brokerage fee equal to .71% (8.5% per year) of month-end Net Assets allocated to the Advisors, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of its brokerage fees to its Financial Consultants who have sold Units. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $449,764 and $470,341, respectively. SB has agreed to pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996 was $105,253 and $147,622,
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $244,769 and $342,399, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                          1997           1996            1995
Net realized and
 unrealized gains (losses)            $   (9.45)      $   13.17       $   20.83
Net realized and
 unrealized gains
 (losses) on                              (1.26)         (16.97)          69.45
 Zero Coupons
Interest income                           69.23           64.14           62.25
Expenses                                 (19.91)         (14.01)         (20.32)
                                      ---------       ---------       ---------
Increase for year                         38.61           46.33          132.21
Net asset value per
 Unit, beginning of year               1,219.06        1,172.73        1,040.52
                                      ---------       ---------       ---------
Net asset value per
 Unit, end of year                    $1,257.67       $1,219.06       $1,172.73
                                      ---------       ---------       ---------

7.  Guarantee:

    SSBH has agreed to contribute up to $100,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment.

8.  Financial Instrument Risk:

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $21,529,467 and $8,858,310, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $105,253, as detailed below.

                                                December 31, 1997
                                  ---------------------------------------------
                                            Notional or Contractual
                                             Amount of Commitments
                                  ---------------------------------------------


                                  To Purchase      To Sell          Fair Value
Currencies
  -Exchange Traded
   Contracts                      $   202,585      $ 1,829,465      $    17,345
  -OTC Contracts                    3,702,679        4,624,068            1,395
Energy                                     --          182,630           17,385
Grains                                577,300          121,450          (18,332)
Interest Rate U.S.                  6,535,568          353,531           11,956
Interest Rate
  Non-U.S                           9,072,755          760,257           42,805
Livestock                                  --           96,120            3,800
Metals                                447,114          444,880           55,902
Softs                                 690,870          264,150          (33,857)
Indices                               300,596          181,759            6,854
                                  -----------      -----------      -----------
                                  $21,529,467      $ 8,858,310      $   105,253
                                  -----------      -----------      -----------

     At  December  31,  1996,  the  notional  or  contractual   amounts  of  the
     Partnership's commitment to purchase and sell these instruments was $31,716,400 and $12,438,693, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $147,622 as detailed below.
                                               December 31, 1996
                                 ---------------------------------------------
                                            Notional or Contractual
                                              Amount of Commitments
                                 ---------------------------------------------
                                  To Purchase      To Sell          Fair Value
Currencies
  -Exchange
   Traded Contracts               $ 2,659,500      $ 5,111,758      $    86,059
  -OTC Contracts                    1,736,161        2,093,094           11,633
Energy                              1,081,235                0           13,738
Grains                                240,475          218,264           (5,192)
Interest Rate U.S                   7,336,247           15,670          (24,966)
Interest Rate Non-U.S              15,450,762        3,172,168           13,701
Livestock                             304,310                0            4,900
Metals                                818,207        1,499,254           32,072
Softs                                 979,987          154,051            6,860
Indices                             1,109,516          174,434            8,817
                                  -----------      -----------      -----------
                                  $31,716,400      $12,438,693      $   147,622
                                  -----------      -----------      -----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by TrendLogic Associates, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").
Item 11.  Executive Compensation.
          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." For the year ended December 31, 1997, SB earned $404,479 in brokerage commissions and clearing fees. The Advisors earned $89,488 in management fees and $103,698 in incentive fees during 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
           (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of General partnership interest equivalent to 175 Units (2.6%) of Limited Partnership Interest as of December 31, 1997.
            (c).  Changes in control.  None.

Item 13.   Certain Relationship and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
        (a) (1) Financial Statements:
                  Statement of Financial Condition at December 31, 1997 and 1996. Statement of Income and Expenses for the years ended December 31, 1997, 1996 and 1995.
                  Statement  of  Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995.
                                       17

              (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1997.
              (3) Exhibits:
                   3.1 -   Limited Partnership Agreement (filed as
                           Exhibit 3.1 to the Registration Statement on
                           Form S-1 (File No. 33-45422) and incorporated herein by reference).
                   3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on January 16, 1992 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference).
                  10.1 - Customer Agreement between the Partnership and Lehman Brothers Capital Management Corp. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference.
                  10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-45422) and incorporated herein by reference).
                  10.5 - Management Agreement among the Partnership, the General Partner and Chesapeake Capital

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

                 10.10 -    Letter dated July 31, 1993 from General
                            Partner to EMC Capital Management extending
                            Management Agreement (filed as Exhibit 10.10
                            to Form 10-K for the fiscal year ended
                            December 31, 1993 and incorporated herein by
                            reference).
                 10.11 -    Letter dated July 31, 1993 from General
                            Partner to Chesapeake Capital  Corporation
                            extending Management Agreement (filed as
                            Exhibit 10.11 to Form 10-K for the fiscal
                            year ended December 31, 1993 and incorporated
                            herein by reference).
                 10.12 -    Letter dated July 31, 1993 from General
                            Partner to PRAGMA, Inc. extending Management
                            Agreement (filed as Exhibit 10.12 to Form 10-
                            K for the fiscal year ended December 31, 1993
                            and incorporated herein by reference).
                 10.13      - Letter  dated  July  29,  1994  from  the  General
                            Partner  to  PRAGMA,  Inc.  terminating   Management
                            Agreement (previously filed).
                 10.14      - Management  Agreement among the  Partnership,  the
                            General   Partner  and  ELM  Financial   (previously
                            filed).
                 10.15 - Management Agreement among the Partnership, the General Partner and Gill Capital
                            Management (previously filed).

                 10.16 -    Letter dated March 29, 1994 from General
                            Partner to LaSalle Portfolio Management
                            terminating Management Agreement (previously
                            filed).
                 10.17 -    Letters dated February 26, 1995 from General
                            Partner to Chesapeake Capital Corporation,
                            EMC Capital Management, Inc. and Gill Capital Management extending Management Agreements to
                            June 30, 1995 (previously filed).
                 10.18 - Letter Dated January 27, 1995 from General Partner to ELM Financial terminating Management Agreement (previously filed).
                 10.19 -    Letter dated June 27, 1995 from General
                            Partner to Gill Capital Management
                            terminating Management Agreement (previously
                            filed).
                 10.20 -    Management Agreement among the Partnership,
                            the General Partner and Willowbridge
                            Associates Inc. (previously filed).
                 10.21      - Letter dated June 30, 1996 from General Partner to
                            EMC  Capital   Management   terminating   Management
                            Agreement (previously filed).
                 10.22      - Management  Agreement among the  Partnership,  the
                            General  Partner  and  TrendLogic   Associates  Inc.
                            (previously filed).

                 10.23 - Letters extending Management Agreements with TrendLogic Associates Inc. and Willowbridge Associates Inc. (filed herein).
                 10.24 - Letter dated July 31, 1997 from General Partner to Chesapeake Capital Corporation terminating Management Agreement. (filed herein).



         (b)  Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director