Form 10-Q
period 1998-03-31
F 1000 FUTURES FUND LP SERIES VIII
filed 1998-05-15
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998

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

                                                                     Page
                                                                    Number



PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1998 and December 31, 1997.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the Three Months
                 ended March 31, 1998 and 1997.                         4

                 Notes to Financial Statements                        5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 10

PART II - Other Information                                          11 - 12

                                     PART I

                          Item 1. Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENT OF FINANCIAL CONDITION


                                                        March 31,   December 31,
                                                          1998          1997
ASSETS:                                                ----------    -----------


Equity in commodity futures trading account:
  Cash and cash equivalents                            $2,013,667     $2,088,122
  Net unrealized appreciation
   on open futures contracts                              130,597        105,253
  Zero Coupons, $6,297,000 and $6,720,000
   principal amount in 1998 and 1997,
   respectively, due November 15, 1998 at
   market value (amortized cost $6,064,184
   and $6,373,685 in 1998 and 1997,
   respectively)                                        6,086,366      6,404,564

                                                       ----------     ----------

                                                        8,230,630      8,597,939

Receivable from SB on sale of Zero Coupons                408,825        316,203
Interest receivable                                         6,805          7,301
                                                       __________     __________

                                                       $8,646,260     $8,921,443

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

  Accrued expenses:
    Commissions                                            20,093         20,452
    Management fees                                         4,635          4,777
    Other                                                  35,040         27,140
  Redemptions payable                                     540,488        417,546

                                                       ----------     ----------
                                                          600,256        469,915
                                                       ----------     ----------
Partners' Capital:

General Partner, 175 Unit                                 223,607        220,092
  equivalents outstanding in 1998 and 1997
Limited Partners, 6,122 and 6,545
  Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                          7,822,397      8,231,436
                                                       ----------     ----------
                                                        8,046,004      8,451,528
                                                       ----------     ----------
                                                       $8,646,260     $8,921,443
                                                       ==========     ==========

See Notes to Financial Statements.
                                        3

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                       1998           1997
                                                   ------------   --------------
Income:
  Net gains on trading of commodity
   futures:
  Realized gains on closed positions               $     86,127    $    423,682
  Change in unrealized gains/losses
   on open positions                                     25,344         214,761
                                                   ____________    ____________

                                                        111,471         638,443
Less, brokerage commissions and clearing fees
  ($904 and $2,497, respectively)                       (61,266)       (130,120)
                                                   ____________    ____________

  Net realized and unrealized gains                      50,205         508,323
  Gain (loss) on sale of Zero Coupons                     1,464            (768)
  Unrealized depreciation
  on Zero Coupons                                        (8,697)        (80,175)
  Interest income                                       118,399         219,109
                                                   ____________    ____________

                                                        161,371         646,489
                                                   ____________    ____________


Expenses:
  Management fees                                        13,641          28,751
  Other                                                  12,766          15,795
  Incentive fees                                              -          92,755
                                                   ____________    ____________

                                                         26,407         137,301
                                                   ____________    ____________

  Net income                                            134,964         509,188
  Redemptions                                          (540,488)       (518,313)
                                                   ____________    ____________

  Net decrease in Partners' capital                    (405,524)         (9,125)

Partners' capital, beginning of period                8,451,528      15,925,812
                                                   ____________    ____________

Partners' capital, end of period                   $  8,046,004    $ 15,916,687
                                                   ------------    ------------

Net asset value per Unit
  (6,297 and 12,652 Units outstanding
  at March 31, 1998 and 1997, respectively)        $   1,277.75    $   1,258.04
                                                   ------------    ------------


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $      20.08    $      38.98
                                                   ------------    ------------

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by TrendLogic Associates, Inc., and Willowbridge Associates, Inc. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                 (Continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                                THREE-MONTHS ENDED
                                                     MARCH 31,
                                               1998             1997

Net realized and unrealized
 gains                                      $    7.47         $   38.91
Realized and unrealized
 losses on Zero Coupons                         (1.26)            (6.19)
Interest income                                 17.80             16.77
Expenses                                        (3.93)           (10.51)
                                            ----------        ----------

Increase for period                             20.08             38.98

Net Asset Value per Unit,
  beginning of period                        1,257.67          1,219.06
                                            ----------        ---------

Net Asset Value per Unit,
  end of period                             $1,277.75         $1,258.04
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $130,597 and $329,706, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $150,326 and $449,279, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $13,707,298 and $11,937,939, respectively as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $130,597, as detailed below.

                                           MARCH 31, 1998
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                  TO PURCHASE     TO SELL             FAIR VALUE

Currencies:
- Exchange Traded contracts       $ 1,487,990      $ 1,581,463         $ 41,025
- OTC Contracts                     2,952,332        4,239,991           22,291
Energy                                285,600          122,448           17,647
Grains                                197,763           48,150           (2,513)
Interest Rates Non-U.S.             6,996,590        2,110,306           22,617
Interest Rates U.S.                   907,125        2,951,433           (3,055)
Metals                                304,220          407,210           23,713
Softs                                 140,555          104,483            2,136
Indices                               435,123          372,455            6,736
                                  ------------     ------------        --------

Total                             $13,707,298      $11,937,939         $130,597
                                  ============     ============        ========

      At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $11,765,573 and $39,177,488, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $329,706, as detailed below.

                                          MARCH 31, 1997
                                    NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                  TO PURCHASE     TO SELL             FAIR VALUE

Currencies:
- Exchange Traded contracts      $ 1,645,273       $ 4,437,273        $ (15,115)
- OTC Contracts                    1,591,614         1,886,297           (8,577)
Energy                                84,210           349,569            1,998
Grains                             1,891,085                 -          176,675
Interest Rates Non-U.S.            1,734,721        20,346,782           45,052
Interest Rates U.S.                  707,774        10,091,052           79,634
Livestock                            439,130                 -            2,700
Metals                             2,021,923         1,202,732           26,727
Softs                                687,265           175,405           12,891
Indices                              962,578           688,378            7,721
                                 ------------      ------------        --------

Totals                           $11,765,573       $39,177,488         $329,706
                                 ============      ============        ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1998, Partnership capital decreased 4.8% from $8,451,528 to $8,046,004. This decrease was attributable to the redemption of 423 Units, resulting in an outflow of $540,488 which was offset with net income from operations of $134,964 during the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1998, the net asset value per Unit increased 1.6% from $1,257.67 to $1,277.75, as compared to the first quarter of 1997 in which the net asset value per Unit increased 3.2%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1998 of $111,471. These gains were primarily attributable to the trading of commodity futures in currencies, energy products, non- U.S. interest rates, livestock and metals contracts and were partially offset by losses realized in grains, softs, indices and U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $638,443. These gains were recognized in the trading of commodity futures in currencies, grains, metals, softs, indices and domestic interest rate products which were partially offset by losses recognized in energies, livestock and foreign interest rate products.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury Bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1998 decreased by $99,496 as compared to the corresponding period in 1997, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1998 decreased by $68,854 as compared to the corresponding period in 1997.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $15,110 as compared to the corresponding period in 1997.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Incentives fees of $92,755 were earned for the three months ended March 31, 1997. There were no incentives earned for the three months ended March 31, 1998.

                           PART II OTHER INFORMATION


Item 1.     Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

        In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

        The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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

Date:    5/15/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/15/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/15/98