Form 10-Q
period 1998-06-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1998-08-14
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1998 and December 31, 1997.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 six months ended June 30, 1998 and 1997.              4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                        11

PART II - Other Information                                         12 - 13

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENT OF FINANCIAL CONDITION


                                                         June 30,   December 31,
                                                           1998         1997
                                                       ----------     ----------
ASSETS:


Equity in commodity futures trading account:
  Cash and cash equivalents                            $1,718,634     $2,088,122
  Net unrealized appreciation
   on open futures contracts                               19,563        105,253
  Zero Coupons, $5,919,000 and $6,720,000
   principal  amount in 1998 and 1997,
   respectively,  due  November 15, 1998 at
   market value (amortized cost $5,788,659
   and $6,373,685 in 1998 and 1997,
   respectively)                                        5,803,816      6,404,564

                                                       ----------     ----------

                                                        7,542,013      8,597,939

Receivable from SB on sale of Zero Coupons                370,618        316,203
Interest receivable                                         5,448          7,301
                                                       ----------     ----------

                                                       $7,918,079     $8,921,443

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $   16,599     $   20,452
  Management fees                                           3,805          4,777
  Other                                                    44,027         27,140
  Redemptions payable                                     471,442        417,546

                                                       ----------     ----------
                                                          535,873        469,915
                                                       ----------     ----------
Partners' Capital:

General Partner, 175 Unit                                 218,260        220,092
  equivalents outstanding in 1998 and 1997
Limited Partners, 5,744 and 6,545
  Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                          7,163,946      8,231,436
                                                       ----------     ----------

                                                        7,382,206      8,451,528
                                                       ----------     ----------

                                                       $7,918,079     $8,921,443
                                                       ==========     ==========

See Notes to Financial Statements
                                        3

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        ------------------------------------------------------------
                                                           1998             1997            1998            1997
                                                        ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions           $   (107,300)   $    (51,384)   $    (21,173)   $    372,298
  Change in unrealized gains/losses on open
   positions                                                (111,034)       (173,849)        (85,690)         40,912
                                                        ------------    ------------    ------------    ------------

                                                            (218,334)       (225,233)       (106,863)        413,210
Less, brokerage commissions and clearing fees
  ($1,019, $2,161, $1,923 and $4,658, respectively)          (54,074)       (120,999)       (115,340)       (251,119)
                                                        ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)                (272,408)       (346,232)       (222,203)        162,091
  Gain on sale of Zero Coupons                                   942             771           2,406               3
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             (7,025)         52,099         (15,722)        (28,076)
  Interest income                                            111,059         216,567         229,458         435,676
                                                        ------------    ------------    ------------    ------------

                                                            (167,432)        (76,795)         (6,061)        569,694
                                                        ------------    ------------    ------------    ------------


Expenses:
  Management fees                                             11,834          26,979          25,475          55,730
  Other                                                       13,090          12,114          25,856          27,909
  Incentive fees                                                   -               -               -          92,755
                                                        ------------    ------------    ------------    ------------

                                                              24,924          39,093          51,331         176,394
                                                        ------------    ------------    ------------    ------------

  Net income (loss)                                         (192,356)       (115,888)        (57,392)        393,300
  Redemptions                                               (471,442)       (362,175)     (1,011,930)       (880,488)
                                                        ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                         (663,798)       (478,063)     (1,069,322)       (487,188)

Partners' capital, beginning of period                     8,046,004      15,916,687       8,451,528      15,925,812
                                                        ------------    ------------    ------------    ------------

Partners' capital, end of period                        $  7,382,206    $ 15,438,624    $  7,382,206    $ 15,438,624
                                                        ------------    ------------    ------------    ------------

Net asset value per Unit
  (5,919 and 12,362 Units outstanding
  at June 30, 1998 and 1997, respectively)              $   1,247.20    $   1,248.88    $   1,247.20    $   1,248.88
                                                        ------------    ------------    ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $     (30.55)   $      (9.16)   $     (10.47)   $      29.82
                                                        ------------    ------------    ------------    ------------

See Notes to Financial Statements.

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by TrendLogic Associates, Inc., and Willowbridge Associates, Inc. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                       JUNE  30,                JUNE 30,
                                  1998         1997         1998         1997

Net realized and unrealized
 gains (losses)                $  (43.26)   $  (27.37)   $  (35.79)   $   11.54
Realized and unrealized
 gains (losses) on Zero
 Coupons                            (.96)        4.18        (2.04)       (2.01)
Interest income                    17.64        17.12        35.26        33.89
Expenses                           (3.97)       (3.09)       (7.90)       (3.60)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           (30.55)       (9.16)      (10.47)       29.82

Net Asset Value per Unit,
 beginning of period            1,277.75     1,258.04     1,257.67     1,219.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,247.20    $1,248.88    $1,247.20    $1,248.88
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $19,563 and $105,253,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $114,305 and $244,769, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $18,789,469 and $13,140,497, respectively as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $19,563, as detailed below.

                                           JUNE 30, 1998
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                     TO PURCHASE     TO SELL         FAIR VALUE

Currencies:
- Exchange Traded contracts           $   500,218    $ 2,277,113    $    11,290
- OTC Contracts                         4,176,239      5,666,069        (43,547)
Energy                                    168,000        350,008         22,723
Grains                                    259,800         45,525         (9,600)
Interest Rates U.S.                     4,857,656              -         10,059
Interest Rates Non U.S.                 8,291,439      3,637,069         10,236
Livestock                                       -        113,500          3,650
Metals                                          -        582,910         (2,652)
Softs                                      57,008        172,623          4,718
Indices                                   479,109        295,680         12,686
                                      -----------    -----------    -----------

Totals                                $18,789,469    $13,140,497    $    19,563
                                      ===========    ===========    ===========

      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $21,529,467 and $8,858,310, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $105,253, as detailed below.

                                       DECEMBER 31, 1997
                                    NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL           FAIR VALUE

Currencies:
- Exchange Traded contracts           $   202,585    $ 1,829,465    $    17,345
- OTC Contracts                         3,702,679      4,624,068          1,395
Energy                                          -        182,630         17,385
Grains                                    577,300        121,450        (18,332)
Interest Rates U.S.                     6,535,568        353,531         11,956
Interest Rates Non U.S.                 9,072,755        760,257         42,805
Livestock                                       -         96,120          3,800
Metals                                    447,114        444,880         55,902
Softs                                     690,870        264,150        (33,857)
Indices                                   300,596        181,759          6,854
                                      -----------    -----------    -----------

Totals                                $21,529,467    $ 8,858,310    $   105,253
                                      ===========    ===========    ===========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 12.7% from $8,451,528 to $7,382,206. This decrease was attributable to the redemption of 801 Units, resulting in an outflow of $1,011,930, coupled with net a net loss from operations of $57,392 during the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 2.4% from $1,277.75 to $1,247.20, as compared to the second quarter of 1997 in which the net asset value per Unit decreased 0.7%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $218,334. These losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non U.S. interest rates, metals and softs partially offset by gains in indices. The Partnership experienced a net trading loss in the second quarter of 1997 of $225,233. These losses were recognized in the trading of energies, grains, U.S. and non U.S. interest rates, livestock and metals and were partially offset by gains in currencies, softs and indices.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury Bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1998 decreased by $105,508 and $206,218, respectively, compared to the corresponding periods in 1997, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1998 decreased by $66,925 and $135,779, respectively, as compared to the corresponding periods in 1997.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $15,145 and $30,255, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1998 and 1997 resulted in incentive fees of $0, $0, $0 and $92,755, respectively.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

            Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98