Form 10-Q
period 1998-09-30
F 1000 FUTURES FUND LP SERIES VIII
filed 1998-11-12
CIK 883573

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 1998 and December 31,
                 1997.                                                 3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 nine months ended September 30,
                 1998 and 1997.                                        4

                 Notes to Financial Statements                       5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                         10 - 11



PART II - Other Information                                         12 - 13

                                     PART I

                          Item 1. Financial Statements


                      F-1000 FUTURES FUND L.P., SERIES VIII
                        STATEMENT OF FINANCIAL CONDITION


                                                      September 30, December 31,
                                                          1998          1997
ASSETS:                                               -----------    -----------
                                                      (Unaudited)

Equity in commodity futures trading account:
Cash and cash equivalents                              $1,849,050     $2,088,122
Net unrealized appreciation
on open futures contracts                                 305,287        105,253
Zero Coupons, $5,744,000 and $6,720,000
principal amount in 1998 and 1997,
respectively, due November 15, 1998
at market value (amortized cost
$5,705,694 and $6,373,685 in 1998 and 1997,
respectively)                                           5,712,638      6,404,564

                                                       ----------     ----------

                                                        7,866,975      8,597,939

Receivable from SSB on sale of Zero Coupons               174,011        316,203
Interest receivable                                         5,771          7,301
                                                       __________     __________

                                                       $8,046,757     $8,921,443

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

Accrued expenses:
Commissions                                            $   19,508     $   20,452
Management fees                                             4,498          4,777
Incentive fees                                              9,552              -
Other                                                      36,529         27,140
Redemptions payable                                       235,837        417,546

                                                       ----------     ----------
                                                          305,924        469,915
                                                       ----------     ----------
Partners' Capital:

General Partner, 175 Unit                                 235,837        220,092
equivalents outstanding in 1998 and 1997
Limited Partners, 5,569 and 6,545
Units of Limited Partnership
Interest outstanding in 1998
and 1997, respectively                                  7,504,996      8,231,436
                                                       ----------     ----------

                                                        7,740,833      8,451,528
                                                       ----------     ----------

                                                       $8,046,757     $8,921,443
                                                       ==========     ==========

See Notes to Financial Statements.
                                        3

                      F-1000 FUTURES FUND L.P., SERIES VIII
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              September 30,                 September 30,
                                                    ----------------------------    ----------------------------
                                                          1998           1997            1998          1997
Income:
Net gains (losses) on trading of commodity
futures:
Realized gains on closed positions                  $    299,008    $    221,930    $    277,836    $    594,228
Change in unrealized gains/losses on open
positions                                                285,725         (74,451)        200,034         (33,539)
                                                    ____________    ____________    ____________    ____________

                                                         584,733         147,479         477,870         560,689
Less, brokerage commissions and clearing fees
($885, $2,033, $2,808 and $6,691, respectively)          (56,716)        (90,042)       (172,056)       (341,161)
                                                    ____________    ____________    ____________    ____________

Net realized and unrealized gains                        528,017          57,437         305,814         219,528
Gain on sale of Zero Coupons                                 177          29,944           2,583          29,947
Unrealized depreciation
on Zero Coupons                                           (8,213)         (6,427)        (23,935)        (34,503)
Interest income                                          107,722         158,252         337,180         593,928
                                                    ____________    ____________    ____________    ____________

                                                         627,703         239,206         621,642         808,900
                                                    ____________    ____________    ____________    ____________


Expenses:
Management fees                                           12,548          19,637          38,023          75,367
Incentive fees                                             9,552          10,943           9,552         103,698
Other                                                     11,139          12,201          36,995          40,110
                                                    ____________    ____________    ____________    ____________

                                                          33,239          42,781          84,570         219,175
                                                    ____________    ____________    ____________    ____________

Net income                                               594,464         196,425         537,072         589,725
Redemptions                                             (235,837)     (6,849,694)     (1,247,767)     (7,730,182)
                                                    ____________    ____________    ____________    ____________

Net increase (decrease) in Partners' capital             358,627      (6,653,269)       (710,695)     (7,140,457)

Partners' capital, beginning of period                 7,382,206      15,438,624       8,451,528      15,925,812
                                                    ____________    ____________    ____________    ____________

Partners' capital, end of period                    $  7,740,833    $  8,785,355    $  7,740,833    $  8,785,355
                                                    ------------    ------------    ------------    ------------

Net asset value per Unit
(5,744 and 7,062 Units outstanding
at September 30, 1998 and 1997, respectively)       $   1,347.64    $   1,244.03    $   1,347.64    $   1,244.03
                                                    ------------    ------------    ------------    ------------


Net income (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent        $     100.44    $      (4.85)   $      89.97    $      24.97
                                                    ------------    ------------    ------------    ------------

                     F-1000 FUTURES FUND L.P., SERIES VIII
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)

1. General:

      F-1000 Futures Fund L.P., Series VIII (the "Partnership") is a limited partnership organized under the laws of the State of New York on January 16, 1992 to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program whose payments are due approximately nine years from the date trading commenced ("Zero Coupons"). The Partnership commenced trading on August 18, 1992.

      The Partnership will mature and dissolve on November 16, 1998, the day on which the Zero Coupons mature.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are being made for the Partnership by TrendLogic Associates, Inc. and Willowbridge Associates, Inc. (collectively, the "Advisors"). (see Note 5)

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    F-1000 FUTURES FUND L.P., SERIES VIII
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Continued)


2.    Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:


                                 THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                  1998        1997            1998        1997

Net realized and unrealized
gains (losses)                $   89.21    $  (19.76)    $   53.42    $   (8.22)
Realized and unrealized
gains (losses) on Zero
Coupons                           (1.36)        1.13         (3.40)       (0.88)
Interest income                   18.20        17.51         53.46        51.40
Expenses                          (5.61)       (3.73)*      (13.51)      (17.33)
                              ---------    ---------     ---------    ---------

Increase (decrease) for
period                           100.44        (4.85)*       89.97        24.97

Net Asset Value per Unit,
beginning of period            1,247.20     1,248.88      1,257.67     1,219.06
                              ---------    ---------     ---------    ---------

Net Asset Value per Unit,
end of period                 $1,347.64    $1,244.03     $1,347.64    $1,244.03
                              =========    =========     =========    =========


* The amount shown per Unit for the three months ended September 30, 1997 does not accord with net income as shown in the Statement of Income and Expenses for the three months ended September 30, 1997 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

3. Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

      The  Customer   Agreement  between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $305,287 and $105,253, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $139,206 and $244,769, respectively.

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

      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $19,015,446 and $3,009,982, respectively as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $305,287, as detailed below.

                                           SEPTEMBER 30, 1998
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                     TO PURCHASE     TO SELL         FAIR VALUE

Currencies:
- Exchange Traded Contracts           $ 2,998,821    $   130,800    $    45,603
- OTC Contracts                         2,820,232      2,204,447         (1,929)
Energy                                    242,010              -         13,454
Grains                                          -         40,425             38
Interest Rates U.S.                     3,241,914              -        103,234
Interest Rates Non-U.S.                 9,360,658              -        141,363
Metals                                    157,160        276,112        (10,110)
Softs                                      77,644        112,598          3,315
Indices                                   117,007        245,600         10,319
                                      -----------    -----------    -----------

Totals                                $19,015,446    $ 3,009,982    $   305,287
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


                                       DECEMBER 31, 1997
                                    NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL           FAIR VALUE

Currencies:
- Exchange Traded Contracts           $   202,585    $ 1,829,465    $    17,345
- OTC Contracts                         3,702,679      4,624,068          1,395
Energy                                          -        182,630         17,385
Grains                                    577,300        121,450        (18,332)
Interest Rates U.S.                     6,535,568        353,531         11,956
Interest Rates Non-U.S.                 9,072,755        760,257         42,805
Livestock                                       -         96,120          3,800
Metals                                    447,114        444,880         55,902
Softs                                     690,870        264,150        (33,857)
Indices                                   300,596        181,759          6,854
                                      -----------    -----------    -----------

Totals                                $21,529,467    $ 8,858,310    $   105,253
                                      ===========    ===========    ===========

5.    Subsequent Event:

      On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation
(depreciation) on open futures contracts, interest receivable and receivable from SB on the sale of Zero Coupons. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1998, Partnership capital decreased 8.4% from $8,451,528 to $7,740,833. This decrease was attributable to the redemption of 976 Units, resulting in an outflow of $1,247,767 which was partially offset by net income from operations of $537,072 during the nine months ended September 30, 1998. .

      The Partnership will mature and dissolve on November 16, 1998, the day on which the Zero Coupons mature.



Results of Operations

      During the Partnership's third quarter of 1998, the net asset value per Unit increased 8.1% from $1,247.20 to $1,347.64, as compared to the third quarter of 1997 in which the net asset value per Unit decreased 0.4%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $584,733. These gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non- U.S. interest rates, livestock and indices partially offset by losses in grains, metals and softs. The Partnership experienced a net trading gain in the third quarter of 1997 of $147,479. These gains were recognized in the trading of currencies, energy products, non-U.S. interest rates, indices and metals and were partially offset by losses in grains, softs, livestock and U.S. interest rates.

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

      Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury Bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1998 decreased by $50,530 and $256,748, respectively, compared to the corresponding periods in 1997, primarily as a result of the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 decreased by $33,326 and $169,105, respectively, as compared to the corresponding periods in 1997.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1998 decreased by $7,089 and $37,344, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $9,552. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $10,943 and $103,698, respectively.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                           PART II OTHER INFORMATION


Item 1.     Legal Proceedings

            Between May 1994 and the present,  Salomon  Brothers  Inc.  ("SBI"),
            Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:   11/12/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   11/12/98


By
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date: